Form 10-Q
period 2025-09-30
Harvard Ave Acquisition Corp
filed 2025-11-13
CIK 2042460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

Commission File Number 001-42887

Harvard Ave Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3rd Floor, 166 Yeongsin-ro

Yeongdengpo-gu, Seoul

07362, Republic of Korea

(Address of principal executive offices and zip code)

+82-10-8781-0823

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, and one right to acquire one-tenth of one Class A ordinary share	HAVAU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	HAVA	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-tenth of one Class A ordinary share	HAVAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the date hereof, there were 15,859,856 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 4,833,333 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HARVARD AVE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	1
Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Period from August 15, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2025 and for the Period from August 15, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from August 15, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Part III. Signatures	19

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HARVARD AVE ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024

Assets:
Current assets:
Related party receivable	$1,865,088	$6,082
Prepaid expenses	21,023	3,693
Total Current Assets	1,886,111	9,775

Non-current Assets
Deferred offering costs	387,192	207,042
Total Assets	$2,273,303	$216,817

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$5,497	$32,675
Accrued offering costs	137,201	111,142
Due to Sponsors	1,855,308	—
Promissory note – related party	431,730	132,721
Total Current Liabilities	2,429,736	276,538

Commitments and Contingencies (Note 6)	—	—

Shareholders’ Deficit
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value, 90,000,000 shares authorized, 5,558,333 shares issued and outstanding as of September 30, 2025 and December 31, 2024(1)(2)	556	556
Additional paid-in capital	24,444	24,444
Accumulated deficit	(181,433)	(84,721)
Total Shareholders’ Deficit	(156,433)	(59,721)
Total Liabilities and Shareholders’ Deficit	$2,273,303	$216,817

(1)

On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares for no consideration. Subsequently on October 22, 2025, Copley Square LLC, a Cayman Islands limited liability company,  surrendered 591,974 Class B ordinary shares of Harvard Ave Acquisition Corporation (the “Company”) it held, and Northlake Partners Ltd., a British Virgin Islands company (together with Copley Square LLC, the “Sponsors”) surrendered 749,693 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares. All shares and per share presentation have been retrospectively presented.

(2)	Includes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors, and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the Period from August 15, 2024 (inception) through September 30, 2024
Formation and operating costs	$32,542	$96,712	$17,246
Net Loss	$(32,542)	$(96,712)	$(17,246)

Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	4,833,333	4,833,333	4,833,333
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.02)	$(0.00)

(1)

On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares for no consideration. Subsequently on October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,693 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares. All shares and per share presentation have been retrospectively presented.

(2)	Excludes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,558,333	$556	$24,444	$(84,721)	$(59,721)

Net loss	—	—	—	—	—	(21,822)	(21,822)

Balance – March 31, 2025	—	—	5,558,333	556	24,444	(106,543)	(81,543)

Net loss	—	—	—	—	—	(42,348)	(42,348)

Balance – June 30, 2025	—	—	5,558,333	556	24,444	(148,891)	(123,891)

Net loss	—	—	—	—	—	(32,542)	(32,542)

Balance – September 30, 2025	—	$—	5,558,333	$556	$24,444	$(181,443)	$(156,433)

FOR THE PERIOD FROM AUGUST 15, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — August 15, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Insider shares issued to initial shareholders(1)(2)	—	—	5,558,333	556	24,444	—	25,000

Net loss	—	—	—	—	—	(17,246)	(17,246)

Balance – September 30, 2024	—	$—	5,558,333	$556	$24,444	$(17,246)	$7,754

(1)	Subsequently on October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,692 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares. All shares and per share presentation have been retrospectively presented.

(2)	Includes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from August 15, 2024 (inception) through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(96,712)	$(17,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operating expense through promissory note – related party	32,675	10,420
Payment of formation cost through promissory note – related party	—	6,826
Changes in operating assets and liabilities:
Related party receivable	(1,859,006)	(6,082)
Prepaid expenses	(17,330)	—
Accrued expenses	(27,178)	—
Net Cash Used in Operating Activities	(1,967,551)	(6,082)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	216,059	—
Proceeds due to Sponsor	1,855,308	—
Payment of offering costs	(103,816)	—
Net cash provided by Financing Activities	1,967,551	—

Net Change in Cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs included in accrued offering costs	$26,059	$15,000
Deferred offering costs paid via promissory note – related party	$50,275	$60,000
Deferred offering costs paid by shareholders in exchange for issuance of Class B ordinary shares	$—	$25,000
Prepaid expenses paid via promissory note – related party	$—	$33,475

The accompanying notes are an integral part of the unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Harvard Ave Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on August 15, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. The Company has elected December 31 as its fiscal year end.

As of September 30, 2025, the Company had not commenced any operations. For the period from August 15, 2024 (inception) through September 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (see Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the initial public offering (the “IPO”) and Private Placement (as defined below) (see Note 4).

The Company has two sponsors, Copley Square LLC and Northlake Partners Ltd. (the “Sponsors”). The managing member of Copley Square LLC is Copley Square Sponsor Limited (the “Copley managing member”). The registration statement for the Company’s IPO was declared effective on September 30, 2025. On October 24, 2025, the Company consummated the IPO of 14,500,000 units (the “Units”) at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $145,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 339,964 units (the “Private Placement Units”) and 1,019,892 Class A ordinary shares, par value $0.0001 per share, of the Company, which shares are subject to certain restrictions until the consummation of the initial Business Combination (each, a “restricted Class A ordinary share”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors and underwriters, generating gross proceeds of $3,399,640 (such sale of the Private Placement Units and the restricted Class A ordinary share, the “Private Placement”).

Transaction costs amounted to $6,780,776, consisting of $1,800,000 of cash underwriting fee, $4,350,000 of deferred underwriting fee, and $630,776 of other offering costs.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Company’s trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. The Company will complete its initial Business Combination only if the post-transaction company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO on October 24, 2025, an amount of $145,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, was placed into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 18 months from the closing of the IPO or up to 24 months (in the event the Company extend the period of time to consummate a business combination two times by an additional three months each time) (the “Combination Period”). or (B) with respect to any other provision relating to shareholder’s rights or pre-business combination activity and (iii) the redemption of all of public shares if the company are unable to complete their initial Business Combination within 18 months from the closing of the IPO or up to one time, (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a business combination by the full amount of time), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption were accredited to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act.

The Company will have only 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a business combination by the full amount of time) to complete its initial Business Combination, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any); and, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsors and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any insider shares, private shares, and any public shares held by them in connection with the completion of the initial business combination and to waive their redemption rights with respect to their insider shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company does not complete its initial business combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a business combination by the full amount of time) or (B) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity.

The Sponsors have agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s Sponsors have sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that that the Sponsors would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of September 30, 2025 (unaudited), the Company has a related party receivable of $1,865,088 and a working capital deficiency of $543,625. As of December 31, 2024, the Company had a related party receivable of $6,082 and a working capital deficiency of $266,763. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been condensed   or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on October 22, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 30, 2024. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Use of Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Related party receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such has no direct ownership of the account. Hence, the Company recorded a related party receivable in the amount of $1,865,088, which includes $1,855,308 of proceeds received in advance from the Sponsors in connection with the private placement consummated simultaneously with the IPO, net of amounts used to pay offering costs, and $6,082 as of September 30, 2025 (unaudited) and December 31, 2024, respectively, until November 2025, when the Company gained direct access to the account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating IPO proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement rights were charged to shareholders’ deficit as public and private placement rights after management’s evaluation are accounted for under equity treatment at the closing of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Rights

The Company accounts for the Rights and Private Placement Rights (as defined in Notes 3 and 4) issued in connection with the IPO and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 725,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on August 15, 2024, its date of incorporation.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO on October 24, 2025, the Company sold 14,500,000 Units at a purchase price of $10.00 per Unit for a total of $145,000,000. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A ordinary share and one right. Each right entitles the holder thereof to receive one-tenth of one Class A ordinary share upon completion of the Company’s initial Business Combination (the “Rights”). The Company will not issue fractional shares. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsors purchased an aggregate of 339,964 Private Placement Units and 1,019,892 restricted Class A ordinary shares, par value $0.0001 per share, of the Company (the “Private Placement Shares”), which shares are subject to certain restrictions until the consummation of the initial Business Combination, at a price of $10.00 per Unit for an aggregate purchase price of $3,399,640. Of those 339,964 Private Placement Units purchased by the Sponsors, (i) 273,947 Private Placement Units was purchased by Copley Square LLC (among which, 116,501 Private Placement Units was purchased indirectly by the Copley managing member and 157,446 Private Placement Units was purchased indirectly by the Copley non-managing members), and (ii) 66,017 units was purchased by Northlake Partners Ltd. Among the 1,019,892 restricted Class A ordinary shares purchased by the Sponsors, (i) 764,892 restricted Class A ordinary shares was purchased by Copley Square LLC (among which, 450,000 restricted Class A ordinary shares was purchased indirectly by the Copley managing member and 314,892 restricted Class A ordinary shares wase purchased indirectly by the Copley non-managing members), and (ii) 255,000 restricted Class A ordinary shares was purchased by Northlake Partners Ltd. All of the proceeds the Company received from these purchases were placed in the Trust Account. Each Private Placement Unit will not be redeemable, transferable, assignable or salable by the Sponsors until the completion of its initial Business Combination (except to certain permitted transferees).

Pursuant to the private placement subscription agreements, the Sponsors have contractually agreed to waive certain voting and transfer rights of the restricted Class A ordinary shares until the consummation of the Business Combination. The Private Placement Units are identical to the units sold in the IPO. The rights included in the Private Placement Units are hereinafter referred to as “Private Placement Rights.”

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Insider Shares

On September 19, 2024, Copley Square Sponsor Limited, acquired an aggregate of 7,187,500 shares of Class B ordinary shares of a par value of $0.0001 for an aggregate purchase price of $25,000, or approximately $0.003 per share, (the “insider shares”) from the Company. On October 18, 2024, Copley Square Sponsor Limited transferred to certain directors and officers of the Company an aggregate amount of 220,000 Class B ordinary shares. On July 14, 2025, Copley Square Sponsor Limited surrendered 287,500 Class B ordinary shares it held. On August 14, 2025, Copley Square Sponsor Limited transferred the remaining 6,680,000 Class B ordinary shares to Copley Square LLC. In addition, on September 16, 2025, Copley Square LLC transferred 2,438,546 Class B ordinary shares to Northlake Partners Ltd. at $0.0036 per share. On October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,692 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares (up to 725,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and per share presentation have been retrospectively presented. On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors in order for the Sponsors to maintain ownership of 25% of the Company’s issued and outstanding shares after the IPO (without given effect to the sale of the private units and assuming the Company’s insiders do not purchase units in the IPO).

The Private Placement Shares are identical to the Class A ordinary shares included in the Units being sold in the IPO. However, the Company’s insiders have agreed, pursuant to written letter agreements with the Company, (A) to vote their insider shares and Private Placement Shares (as well as any public shares acquired in or after the IPO) in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association that would stop the Company’s public shareholders from converting or selling their insider shares and Private Placement Shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete a Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a business combination by the full amount of time) unless the Company provide dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Trust Account in connection with any such vote, (C) not to convert any insider shares and Private Placement Shares (as well as any other shares acquired in or after the IPO) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholder’s rights or pre-business combination activity and (D) that the insider shares and Private Placement Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

The insiders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of the Company’s initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of the Company’s initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummate a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The Private Placement Units (including the underlying securities) will not be transferable, assignable or saleable until the completion of the Company’s initial Business Combination (except to certain permitted transferees).

Promissory Note — Related Party

On September 19, 2024, Copley Square Sponsor Limited agreed to loan the Company up to $800,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. As of September 30, 2025 (unaudited), the Company has an outstanding loan balance of $431,730. As of December 31, 2024, the Company had an outstanding loan balance of $132,721. This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2026 or (2) the date on which the Company consummates an initial public offering. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. The outstanding loan balance of $431,730 remains outstanding as of the date of this filing. Borrowings under the note are no longer available.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Due to Sponsors

As of September 30, 2025, the Company had $1,855,308 due to Sponsors, representing proceeds received in advance from the Sponsors in connection with the private placement consummated simultaneously with the IPO.

Related party receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such has no direct ownership of the account. Hence, the Company will record a related party receivable from in the amount of $1,865,088, which includes $1,855,308 of proceeds received in advance from the Sponsors in connection with the private placement consummated simultaneously with the IPO, net of amounts used to pay offering costs, as of September 30, 2025 (unaudited), until November 2025, such time the Company gained direct access to the account.

Administrative Support Agreement

Commencing on September 30, 2025 through the earlier of consummation of the initial Business Combination and liquidation, an affiliate of the Sponsors shall be allowed to charge the Company up to $10,000 per month for the use of its offices, utilities and personnel. The insiders shall also be entitled to reimbursement from the Company for their out-of-pocket expenses incurred in connection with seeking and consummating a Business Combination. As of September 30, 2025 (unaudited) and December 31, 2024, the Company incurred $333 and $0, respectively, of administrative services fees which were included in accrued expenses line in the accompanying balance sheet.

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the IPO if the funds not held in the Trust Account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the working capital loans may be converted upon consummation of the Company’s Business Combination into working capital units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the working capital loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Registration Rights

The holders of the insider shares, Private Placement Units (including securities contained therein), restricted Class A ordinary shares, and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans are entitled to registration rights pursuant to a registration rights agreement signed on October 22, 2025, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 2,175,000 Units solely to cover over-allotments, if any. On October 24, 2025, the underwriters informed the Company its forfeiture of the over-allotment option to purchase the additional 2,175,000 Units.

The underwriters were entitled to a cash underwriting discount of $1,800,000, which was paid at the closing of the IPO.

Additionally, the underwriters are entitled to an amount equal to $0.30 multiplied by the number of public shares sold as part of the units in the IPO, or $4,350,000, and will be paid at the closing of the initial Business Combination as deferred underwriting fee. If the Company does not complete its initial business combination within the time period required by its amended and restated memorandum and articles of association, the underwriters have agreed that (i) they will forfeit any rights or claims to their deferred underwriting discounts and commissions, including any accrued interest thereon, then in the Trust Account, and (ii) that the deferred underwriters’ discounts and commissions will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 10,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary share with $0.0001 par value. At September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 90,000,000 Class B ordinary shares with $0.0001 par value. On September 19, 2024, the Company issued an aggregate of 7,187,500 insider shares to the Copley Square Sponsor Limited for an aggregate purchase price of $25,000, at a per-share price of approximately $0.003 per share. On October 18, 2024, Copley Square Sponsor Limited transferred to certain directors and officers of the Company an aggregate amount of 220,000 Class B ordinary shares. On July 14, 2025, Copley Square Sponsor Limited surrendered 287,500 Class B ordinary shares it held. On August 14, 2025 Copley Square Sponsor Limited transferred the remaining 6,680,000 Class B ordinary shares to Copley Square LLC. In addition, on September 16, 2025, Copley Square LLC transferred 2,438,546 Class B ordinary shares to Northlake Partners Ltd. at $0.0036 per share. On October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,692 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares (up to 725,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and per share presentation have been retrospectively presented. On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors in order for the Sponsors to maintain ownership of 25% of the Company’s issued and outstanding shares of ordinary share after the IPO (assuming they do not purchase any Units in the IPO and excluding the shares of Class A ordinary share underlying the Placement Units). None of the Company’s insiders purchased Units in the IPO. Such surrendered shares were cancelled by the Company.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-seventh of one Class A ordinary share underlying each right is entitled to upon consummation of the Business Combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, each holder of a right must hold rights in multiples of ten in order to receive shares for all of his, her or its Class A ordinary shares underlying the rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2025	December 31, 2024
Related party receivable	$1,865,088	$6,082

	For the nine months ended September 30, 2025	For the period from August 15, 2024 (inception) through December 31, 2024
Formation and operating costs	$96,712	$17,246

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

On October 24, 2025, the Company consummated the IPO of 14,500,000 Units at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $145,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 339,964 units (the “Private Placement Units”) and 1,019,892 restricted Class A ordinary shares, par value $0.0001 per share, of the Company, which shares are subject to certain restrictions until the consummation of the initial Business Combination, at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors and underwriters, generating gross proceeds of $3,399,640.

On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors in order for the Sponsors to maintain ownership of 25% of the Company’s issued and outstanding shares of ordinary share after the IPO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Harvard Ave Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to Copley Square LLC and Northlake Partners Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 15, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 15, 2024 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the IPO, we generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of the public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $32,542, which consisted of formation and operating costs.

For the nine months ended September 30, 2025, we had a net loss of $96,712, which consisted of formation and operating costs.

For the period from August 15, 2024 (inception) through September 30, 2024, we had a net loss $17,246, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on October 24, 2025, we consummated the IPO of 14,500,000 Units at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $145,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 339,964 Private Placement Units and 1,019,892 Class A ordinary shares, par value $0.0001 per share at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors and underwriters, generating gross proceeds of $3,399,640.

Following the IPO, the forfeiture of the over-allotment option, and the sale of the Private Placement Units, a total of $145,000,000 was placed in the Trust Account. We incurred $6,780,776 of transaction costs, consisting of $1,800,000 of cash underwriting fee, $4,350,000 of deferred underwriting fee, and $630,776 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of such working capital loans may be convertible into working capital units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Private Placement Units would be identical to the units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsors $10,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

The Company granted the underwriters a 45-day option to purchase up to an additional 2,175,000 Units solely to cover over-allotments, if any. On October 24, 2025, the underwriters informed the Company its forfeiture of the over-allotment option to purchase the additional 2,175,000 Units.

The underwriters were entitled to a cash underwriting discount of $1,800,000, which was paid at the closing of the IPO.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This quarterly report on Form 10-Q (the “Quarterly Report”) does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

Unregistered Sales of Equity Securities

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 339,964 Private Placement Units and 1,019,892 Private Placement Shares to the Sponsors for an aggregate purchase price of $3,399,640. The Private Placement Units are identical to the Units issued in the IPO.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On October 24, 2025, the Company consummated its IPO of 14,500,000 Units. Each Unit consists of one Class A Ordinary Share, and one Right. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $145,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 339,964 Private Placement Units and 1,019,892 Private Placement Shares to the Sponsors for an aggregate purchase price of $3,399,640. The Private Placement Units are identical to the Units issued in the IPO.

A total of $145,000,000, from the proceeds of the IPO and the sale of the Private Securities (net of transaction expenses and working capital) were placed in the Company’s trust account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harvard Ave Acquisition Corporation

Date: November 13, 2025	By:	/s/ Sung Hyuk Lee
Sung Hyuk Lee
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Hoon Ji Choi
Hoon Ji Choi
Chief Financial Officer (Principal Financial Officer)