Form 10-K
period 2025-12-31
Harvard Ave Acquisition Corp
filed 2026-03-26
CIK 2042460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-42425

HARVARD AVE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	NA
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3rd Floor, 166 Yeongsin-ro Yeongdengpo-gu, Seoul Republic of Korea	07362
(Address of principal executive offices)	(Zip Code)

+82-10-8781-0823

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, and one right to acquire one-tenth of one Class A ordinary share	HAVAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	HAVA	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-tenth of one Class A ordinary share	HAVAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of March 25, 2026, there were 15,859,856 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 4,833,333 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete an initial business combination;

●	our expectations around the performance of prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “our,” “us” or the “Company” refer to Harvard Ave Acquisition Corporation. References to our “management” or our “management team” refer to our current officers and directors, and references to the “Sponsors” refer to Copley Square LLC and Northlake Partners Ltd. (each, a “Sponsor”). References to “founder shares” are to shares of our Class B ordinary shares initially purchased by our Sponsors in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issued upon the conversion thereof as provided herein, and references to “Insiders” are to holders of our founder shares prior to our initial public offering and any transferees of such founder shares.

Item 1. Business.

General

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination involving the Company, with one or more businesses or entities, which we refer to throughout this report as our “initial business combination”. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On October 24, 2025, the Company consummated its initial public offering (the “IPO”) of 14,500,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (“Class A ordinary shares”), and one right (“Rights”) to receive of one-tenth of one Class A ordinary share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $145,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 339,964 units (the “Private Placement Units”), and 1,019,892 restricted Class A ordinary shares, par value $0.0001 per share of the Company (the “Private Placement Shares” and together with the Private Placement Units, the “Private Place Securities”) to the Sponsors, generating total proceeds of $3,399,640.

Upon the closing of the IPO, management has agreed that $145,000,000, or $10.00 per Unit sold in the IPO, would be held into a U.S.-based trust account (“Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Place Securities that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Class A ordinary shares sold as part of the Units in the IPO (the “Public Shares”) properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association effective at the time to (A) modify the substance or timing of obligation to redeem 100% of the Company’s Public Shares if the Company does not complete the Company’s initial business combination by the Combination Deadline (as defined below), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of Public Shares if the Company is unable to complete their initial business combination by the Combination Deadline, subject to applicable law. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsors and other parties to fund our operations.

Background and Competitive Strengths

We will seek to leverage our management team’s proprietary network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms and consultants in order to source, acquire, and support the operations of the business combination target. For example, Mr. Sung Hyuk Lee, our Chief Executive Officer and Chairman, has extensive experience in private equity, corporate finance, and financial advisory. Mr. Choi, our Chief Financial Officer and Director, is an experienced investment management professional. The background of Mr. Lee and Mr. Choi will be instrumental in guiding our business combination search.

In addition, several members of our management team have extensive track record in corporate finance, with unique perspectives on evaluating and analyzing the financial health, strength, and potential of target companies. Both of our CEO and CFO have extensive experience in advising corporate and capital markets transactions involving valuation, due diligence, transaction structuring and fundraising functions across different sectors and jurisdictions. Mr. Qing Tong, our director, has over ten years of experience in investment management. Mr. Gary Dvorchak, our director, has over 20 years of financial advisory and investment experience, which gives him unique perspective in evaluating financial performance, business projections, and operational strength. Mr. Benjamin Berry, our director, is an experienced entrepreneur and business manager with more than 20 years of experience. They will contribute in providing unique and professional insights with regards to valuation of potential target(s), negotiation of transaction terms, and solicitation of transaction financing.

We believe that this combination of extensive relationships and expertise will make us a preferred partner for and allow us to source high-quality business combination targets. However, none of our management team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to business combination. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing a business combination.

Business Strategy and Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management and operation of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so:

●	Strong Management Team

The strength of the management team will be an important component in our review process. We will seek to partner with a management team that is operationally strong and has demonstrated the ability to scale, but is also well-incentivized and aligned in our future vision for creating long term shareholder value.

●	Long-term Revenue Visibility with Defensible Market Position

In management’s view, the target companies should be close to an anticipated inflection point, such as those companies requiring additional management expertise, those companies able to innovate by developing new products or services, or companies where we believe we have ability to achievement improved profitability performance through an acquisition designed to help facilitate growth.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to search target companies that we believe will help offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. Amount other criteria, we expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creation initiatives. We also plan to evaluate potential upside from future growth in the target business’ earnings and an improved capital structure.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our IPO. We intend to utilize cash derived from the proceeds of our IPO and the private placement, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our IPO and the private placement are intended to be applied generally toward effecting a business combination as described in this prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our IPO are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our officers, directors, insiders and other affiliates has engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, share exchange, asset acquisition or other similar business combination with us, nor have we, nor any of our agents or affiliates, been approached by any candidates (or representatives of any candidates) with respect to a possible business combination with our company.

Subject to the limitations that a target business has a fair market value of at least 80% of the balance in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in our IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or insiders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or insiders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this prospectus, there is no affiliated entity that we consider a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business has a fair market value of at least 80% of the balance in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses.

We believe the factors laid out under the section entitled “— Business Strategy and Acquisition Criteria” will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the Company’s business strategy and acquisition criteria as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on NASDAQ. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from NASDAQ. If NASDAQ delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the Trust Account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable and up to $100,000 of interest released to us to pay dissolution expenses) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable and up to $100,000 of interest released to us to pay dissolution expenses), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the Trust Account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that following a business combination we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time) in order to be able to receive a pro rata share of the Trust Account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. Assuming the over-allotment option is not exercised and the initial shareholders do not purchase any units in our IPO or units or shares in the after-market, our initial shareholders and their permitted transferees, if any, will collectively beneficially own approximately 25% of our ordinary shares upon the closing of our IPO (not including the private placement shares and restricted Class A ordinary shares). As a result, for purpose of seeking shareholder approval for our initial business combination, in addition to our insider shares, we would need additional 704,541 public shares to vote in order to obtain a quorum which will be, pursuant to the amended and restated memorandum and articles of association that we adopted upon the effectiveness of this prospectus, one third of our issued and outstanding ordinary shares entitled to vote at the meeting. Once a quorum is obtained, (i) assuming only a quorum is present and voted at such meeting held to vote on our initial business combination, we do not need any additional vote from public shareholders to approve the initial business combination, or (ii) assuming all issued and outstanding shares are present and voted, we need additional 4,153,407, or 28.64%, of the 14,500,000 public shares sold in our IPO are needed to be voted in favor of a transaction (none of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in our IPO or any units or Class A ordinary shares in the open market or in private transactions (other than the private placement units).

Redemption Rights for Public Shareholder upon Completion of Our Initial Business Combination

In connection with a business combination, public shareholders will have the right to convert their public shares into an amount equal to (1) the number of public shares being converted by such public holder divided by the total number of public shares multiplied by (2) the amount then in the Trust Account (initially $10.00 per share), which includes the deferred underwriting discounts and commissions plus a pro rata portion of any interest earned on the funds held in the Trust Account less any amounts necessary to pay our taxes. At any meeting called to approve an initial business combination, public shareholders may elect to convert their share regardless of whether or not they vote to approve the business combination.

Whether we elect to effectuate our initial business combination via shareholder vote or tender offer, we may require public shareholders wishing to exercise redemption rights, whether they are a record holder or hold their shares in “street name,” to either tender the certificates they are seeking to convert to our transfer agent or to deliver the shares they are seeking to convert to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $120 and it would be up to the broker whether or not to pass this cost on to the converting holder. The foregoing is different from the procedures used by traditional blank check companies. In order to perfect redemption rights in connection with their business combinations, many traditional blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise its redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for it to deliver its certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which it could monitor the price of the company’s stock in the market. If the price rose above the conversion price, it could sell its shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become an “option” right surviving past the consummation of the business combination until the converting holder delivered its certificate. The requirement for physical or electronic delivery prior to the closing of the shareholder meeting ensures that a holder’s election to convert is irrevocable once the business combination is completed.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only five clear days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the Trust Account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to convert their ordinary shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Once the shares are converted by the holder, and effectively redeemed by us under the Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions.

Facilities

Our principal executive office is located at 3rd Floor, 166 Yeongsin-ro, Yeongdengpo-gu, Seoul, 07362, and our telephone number is +82-10-8781-0823.

Employees

We have two executive officers, Mr. Sung Hyuk Lee, who is our Chief Executive Officer, and Mr. Hoon Ji Choi, who is our Chief Financial Officer. Our officers are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report on Form 10-K. Factors that could cause our actual results to differ materially from those in this Annual Report on Form 10-K are any of the risks described in the final prospectus of the Company filed with the SEC on October 22, 2025 (File No. 333-284826) (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in the Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 3rd Floor, 166 Yeongsin-ro, Yeongdengpo-gu, Seoul, 07362. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of hereof.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares, Rights are each traded on the Nasdaq Stock Market LLC under the symbols “HAVAU”, “HAVA”, and “HAVAR,” respectively.

Holders

On December 31, 2025, there were 3 holders of record of our units, 3 holders of record of our Class A ordinary shares, 1 holder of record of our Rights, and 7 holders of record of our Class B ordinary shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 15, 2024 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the IPO, we generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of the public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

For the year ended December 31, 2025, we had a net income of $729,121, which consisted of interest earned on investments held in Trust Account of $1,003,054, partially offset by formation and operating costs of $273,933.

For the period from August 15, 2024 (inception) through December 31, 2024, we had a net loss of $84,721, which consisted primarily of formation and operating costs.

Liquidity and Capital Resources

For the year ended December 31, 2025, net cash used in operating activities was $1,311,873. Net income of $729,121 was offset by interest earned on marketable securities held in Trust Account of $1,003,054 and payment of operating expense through promissory note – related party of $32,675. Changes in operating assets and liabilities, which used $1,070,615 cash in operating activities.

For the period from August 14, 2024 (inception) through December 31, 2024, net cash used in operating activities was $11,000. Net loss of $84,721 was offset by payment of operating expense through promissory note – related party of $10,420, Operating costs applied to prepaid expenses contributed by Sponsor through promissory note – related party of $33,475, Payment of formation cost through promissory note – related party of $6,826. Changes in operating assets and liabilities, which provided $22,900 of cash from operating activities.

For the year ended December 31, 2025, net cash used in investing activities was $145,000,000, consisting of investment of cash into Trust Account.

For the period from August 14, 2024 (inception) through December 31, 2024, net cash used in investing activities was $nil.

For the year ended December 31, 2025, net cash provided by financing activities was $146,311,873, which consists of proceeds from sale of Units, net of underwriting discounts paid $143,200,000, proceeds from sale of Private Placement Units of $1,013,093, proceeds from sale of restricted shares of $2,386,547, advances from Sponsor of $2,555,308 and proceeds from promissory note - related party of $216,059, partially offset by payments to Sponsor of $2,549,640, repayment of promissory note - related party of $100,000 and payment of offering costs of $409,494.

For the period from August 14, 2024 (inception) through December 31, 2024, net cash provided by financing activities was $11,100, which consists of proceeds from promissory note - related party of $12,000, partially offset by payment of offering costs of $900.

At December 31, 2025, we had cash and marketable securities held in the Trust Account of $146,003,054 (including approximately $1,003,054 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2025, we had has a related party receivable of $965,240, which represents the cash held in our bank account, while the bank account is owned by a related party to the Sponsor, and as such we have no direct ownership of the account. We intend to use the funds held as related party receivable primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditure required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern Consideration

As of December 31, 2025, the Company has a related party receivable of $965,240 and a working capital of $635,210. As of December 31, 2024, the Company had a related party receivable of $6,082 and a working capital deficit of $266,763. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the required period. The financial statement does not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2025.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers, their ages and positions are as follows:

Name	Age	Position
Sung Hyuk Lee	54	Chief Executive Officer and Chairman of the Board of Directors
Hoon Ji Choi	42	Chief Financial Officer and Director
Gary Dvorchak	60	Independent Director
Benjamin Berry	42	Independent Director
Qing Tong	40	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Sung Hyuk Lee, Chief Executive Officer and Chairman of the Board of Directors, has extensive experience in corporate finance, financial advisory and business consulting. Since May 2021, Mr. Lee has served as CEO of Plutus Partners Co, Ltd. (Seoul office), a private equity and high-value asset brokerage firm. Before that, between June 2016 and March 2021, Mr. Lee served as Senior Managing Director at DTR Partners (Seoul office). Mr. Lee holds a Bachelor’s Degree in Political Science from Yonsei University, Korea, and an MBA from Hass School of Business, California.

Hoon Ji Choi, Chief Financial Officer and Director, has more than a decade of experience in investment management. Since May 2021, Mr. Choi has served as Managing Director of Plutus Partners Co, Ltd. (Seoul office), a private equity and high-value asset brokerage firm. Before that, between October 2014 and December 2020, Mr. Choi served as Managing Director at Qing Shan Investment’s Seoul office. As a senior leader of Qing Shan Investment, Mr. Choi was engaged on various buy-side and sell-side cross-border M&A advisory deals. Prior to joining Qing Shan Investment, Mr. Choi served as Asia Regional Director at Deesse AG (Seoul office), from April 2012 to October 2014, where he was responsible for sales and promotion for Asia market, especially for South Korea. Earlier in his career, Mr. Choi served as an Associate with Colony Capital Inc. from October 2010 to March 2012, where he assisted in analyzing and researching investment strategies and targets. Mr. Choi holds two bachelor’s degrees in Real Estate Finance, and Accounting from the University of Southern California’s Marshall School of Business and the Levanthal School of Accounting respectively.

Qing Tong, Director. Currently, Mr. Tong serves a Managing Director of Plutus Partners’ China office. Before that, between October 2014 and December 2020, Mr. Tong served as President at Qing Shan Investment. Prior to joining Qing Shan Investment, Mr. Tong was an Investment Manager at Han Hong Private Equity (China) Mr. Tong holds a Bachelor’s Degree in Finance from the University of Southern California, Marshall School of Business and a Master’s Degree in Finance from University of San Francisco. We believe that Mr. Tong’s experience as a seasoned investor makes him well suited to serve as a member of our board of directors.

Gary Dvorchak, Director.  Mr. Dvorchak is an experienced director and advisor. From 2003 till present, Mr. Dvorchak has served as Founder and Managing Partner of Channel Island Partners, a hedge fund that manages large cap growth and growth-and-income funds. Additionally, since 2015, he has served as the Managing Partner of the Blueshirt Group, a company specializing in capital markets advisory and Investor Relations. Prior to that, from 2010 to 2015, Mr. Dvorchak has served as Senior Vice President of Integrated Corporate Relations, a company that advises on Investor Relations. From 2003 to 2015, Mr. Dvorchak was also a contributing writer to thestreet.com’s Real Money Pro premium subscription service, where the site features leading money managers offering real time commentary to market developments. Mr. Dvorchak also served as Co-Founder and Managing Partner of Aviance Capital Management from 2003 to 2009, Senior Portfolio Manager of EGM Capital in 2002, Senior Vice President of Provident Investment Counsel from 1998 to 2001, and an Analyst of Hambrecht & Quist from 1992 to 1993. Prior to his work in Finance, Mr. Dvorchak was a Software Engineer at Prime Computer from 1986 to 1988. Mr. Dvorchak earned a Bachelor of Science degree in Computer Science from the University of Iowa and has an MBA from Kellog Graduate School of Management from Northwestern University.

Benjamin Berry, Director.  Mr. Berry is an experienced entrepreneur and business manager with more than 20 years of experience. Since 2010, he has served as the Chief Operating Officer and Partner of Trellis Hospitality group, managing restaurants and consulting contracts for other Minnesota restaurants. Since 2019, he also served as CEO off Synergy Group Management, consulting and providing advisory services to a diverse range of public companies. From 2004 to 2010, Mr. Barry was a Regional Director of various restaurants. Mr. Barry has a business management degree from Ramussen College.

Management’s Prior Experience in SPACs

None of our management has been or is currently involved in any other SPACs. Our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses, and the collective experience of our officers and directors with blank check companies like ours is not significant. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past experience of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination. In addition, the members of the management team may not remain with us subsequent to the consummation of a business combination.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Each director serves until he/she is replaced. Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our insider shares. After completion of the business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee.

Audit Committee

Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. We have established an audit committee of the board of directors, which consists of Mr. Tong, Mr. Dvorchak, and Mr. Berry, each of whom is an independent director under NASDAQ’s listing standards. Mr. Tong is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mr. Tong, Mr. Dvorchak, and Mr. Berry, each of whom is an independent director under NASDAQ’s listing standards. Mr. Berry is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Clawback Policy

We have adopted a clawback policy that applies to our executive officers (the “Clawback Policy”), which is filed herewith as Exhibit 97.1.

The Clawback Policy gives the Compensation Committee the discretion, in connection with an accounting restatement of our previously issued financial statements, to require executive officers to reimburse us for any erroneously awarded compensation paid to such executive officers that otherwise would not have been paid had it been determined based on the financial statements.

Insider Trading Policy

We have adopted an insider trading policy that applies to our executive officers (the “Insider Trading Policy”), which is filed herewith as Exhibit 19.1.

Availability of Documents

We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement relating to our IPO. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us, except that prior to the IPO, Copley Square Sponsor Limited has transferred (i) an aggregate of 60,000 of its insider shares, or 20,000 each to our three independent directors for their board service, (ii) 100,000 of its insider shares to our Chief Executive Officer and Chairman, Mr. Sung Hyuk Lee, and (iii) 60,000 insider shares to our Chief Financial Officer and Director, Mr. Hoon Ji Choi, all for nominal cash consideration prior to the closing of our IPO. Other than as set forth elsewhere in this prospectus, there will be no fees, reimbursements or cash payments made by the company to our sponsors, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO held in the Trust Account prior to the completion of our initial business combination:

Commencing on the date that our securities were first listed on NASDAQ through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our sponsors a total of $10,000 per month for office space, administrative and support services. Our sponsors, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review all payments that were made to our sponsors, officers, directors or our or their affiliates. Prior to the closing of our IPO, Copley managing member had agreed to loan us up to $800,000 to be used for a portion of the expenses of our IPO.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Ordinary Shares (Class A and Class B combined)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage
Directors and Officers
Sung Hyuk Lee	100,000	*
Hoon Ji Choi	60,000	*
Qing Tong	20,000	*
Gary Dvorchak	20,000	*
Benjamin Berry	20,000	*
All officers and directors as a group (5 individuals)	220,000	1.1%
Principal shareholders (5%+)
Copley Square LLC(2)	4,368,432	21.1%
Hongbo Xing(2)	4,368,432	21.1%
Northlake Partners Ltd.(3)	1,604,757	7.8%
Tian Wang(3)	1,604,757	7.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Harvard Ave Acquisition Corporation, at 3rd Floor, 166 Yeongsin-ro, Yeongdengpo-gu, Seoul, 07362.

(2)	Copley Square LLC is the record holder of the shares reported herein. Copley Square Sponsor Limited, a Cayman Islands exempted company, is the managing member of Copley Square LLC; Mr. Hongbo Xing is the sole member and sole director of Copley Square Sponsor Limited, which entitles him to have voting, dispositive or investment powers over Copley Square LLC. As such, he may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by Copley Square LLC. The Copley non-managing members have expressed an interest to purchase non-managing membership interests in Copley Square LLC, reflecting interests in an aggregate of (i) 157,446 of the 273,947 private placement units to be purchased by Copley Square LLC, and (ii) 314,892 of the 764,892 restricted Class A ordinary shares to be purchased by Copley Square LLC, at a price of $10.00 per interest for each private placement non-managing security; in private placements that closed simultaneously with the closing of our IPO. The Copley non-managing members are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in Copley Square LLC, with no right to control the sponsor or vote or dispose of any securities held by Copley Square LLC, including the insider shares held by the initial shareholders.

(3)	Northlake Partners Ltd. is the record holder of the shares reported herein. Mr. Tian Wang is the sole member and a director of Northlake Partners Ltd., which entitles him to have voting, dispositive or investment powers over Northlake Partners Ltd. As such, he may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by Northlake Partners Ltd.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Share Issuance

On September 19, 2024, (1) we issued 7,187,500 Class B ordinary shares of a par value of $0.0001 each to Copley Square Sponsor Limited for a purchase price of $25,000, or approximately $0.003 per share, and (2) Copley Square Sponsor Limited surrendered one ordinary shares of a par value of $0.0001 each. On October 18, 2024, Copley Square Sponsor Limited transferred (i) to our Chief Executive Officer and Chairman, Mr. Sung Hyuk Lee, 100,000 insider shares, (ii) to our Chief Financial Officer and Director, Mr. Hoon Ji Choi, 60,000 insider shares, and (iii) to each independent director 20,000 insider shares, in the aggregate amount of 60,000 insider shares, and all at the original purchase price when Copley Square Sponsor Limited acquired such shares from us. On July 14, 2025, Copley Square Sponsor Limited surrendered 287,500 Class B ordinary shares it held, and on August 14, 2025 transferred the remaining 6,680,000 Class B ordinary shares to Copley Square LLC in exchange for becoming the managing member of Copley Square LLC. In addition, on September 16, 2025, Copley Square LLC transferred 2,438,546 Class B ordinary shares to Northlake Partners Ltd. at $0.0036 per share. On October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,692 Class B ordinary shares it held.

Sale of Private Placement Securities

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement of 339,964 Private Placement Units, and 1,019,892 Private Placement Shares and together with the Private Placement Units, to the Sponsors, generating total proceeds of $3,399,640.

Working Capital Note

On September 19, 2024, Copley managing member had agreed to loan us an aggregate of up to $800,000 to be used to pay formation expenses and a portion of the expenses of our IPO. The loan is payable without interest on the earlier of (i) December 31, 2026 and (ii) date on which we consummate our initial public offering. The loan is payable without interest on the date on which we consummate our initial public offering. Up to the closing of the initial public offering, we had borrowed $431,730 under this loan. As of December 31, 2025 and 2024, the outstanding balance of the loan was $331,730 and $132,721, respectively.

Administrative Support Services

Commencing on the date that the Company’s securities are first listed on NASDAQ through the earlier of consummation of the Company’s initial Business Combination and liquidation, the Company will pay an affiliate of the Sponsors a total of $10,000 per month for office space, administrative and support services.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the Company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Mr. Dvorchak, Mr. Berry, and Mr. Tong would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Item 14. Principal Accountant Fees and Services.

The firm of MaloneBailey, LLP (“Malone”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Malone for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from August 15, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $139,050 and $56,650, respectively, for the services Malone performed in connection with our Initial Public Offering and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from August 15, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from August 15, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from August 15, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period from August 15, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from August 15, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from August 15, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-20

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

HARVARD AVE ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 206)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period from August 15, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from August 15, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from August 15, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Harvard Ave Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Harvard Ave Acquisition Corporation ( the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025, and for the period from August 15, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, and for the period from August 15, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024.

Houston, Texas

March 26, 2026

HARVARD AVE ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets:
Current assets:
Related party receivable	$965,240	$6,082
Prepaid expenses	62,524	3,693
Prepaid insurance	81,388	—
Total Current Assets	1,109,152	9,775

Non-current Assets
Investments held in Trust Account	146,003,054	—
Deferred offering costs	—	207,042
Total Assets	$147,112,206	$216,817

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$61,437	$32,675
Accrued offering costs	75,107	111,142
Due to Sponsors	5,668	—
Promissory note – related party	331,730	132,721
Total Current Liabilities	473,942	276,538

Deferred underwriting fee payable	4,350,000	—
Total Liabilities	4,823,942	276,538

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 14,500,000 and 0 shares at a redemption value of $10.07 and $0 per share as of December 31, 2025 and 2024, respectively	146,003,054	—

Shareholders’ Deficit
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, 1,359,856 and none issued and outstanding, excluding 14,500,000 and 0 shares subject to possible redemption as of December 31, 2025 and 2024, respectively	136	—
Class B ordinary shares, $0.0001 par value, 90,000,000 shares authorized, 4,833,333 and 5,558,333 shares issued and outstanding as of December 31, 2025 and 2024(1)(2), respectively	483	556
Additional paid-in capital	—	24,444
Accumulated deficit	(3,715,409)	(84,721)
Total Shareholders’ Deficit	(3,714,790)	(59,721)
Total Liabilities and Shareholders’ Deficit	$147,112,206	$216,817

(1)	On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares for no consideration. Subsequently on October 22, 2025, Copley Square LLC, a Cayman Islands limited liability company, surrendered 591,974 Class B ordinary shares of Harvard Ave Acquisition Corporation (the “Company”) it held, and Northlake Partners Ltd., a British Virgin Islands company (together with Copley Square LLC, the “Sponsors”) surrendered 749,693 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares. All shares and per share presentation have been retrospectively presented.

(2)	Includes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5) as of December 31, 2024. On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors, and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of these financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from August 15, 2024 (inception) through December 31, 2024
Formation and operating costs	$273,933	$84,721
Loss from Operations	(273,933)	(84,721)

Other income:
Interest earned on investments held in Trust Account	1,003,054	—

Net Income (Loss)	$729,121	$(84,721)

Basic weighted average redeemable Class A ordinary shares outstanding	2,701,370	—
Basic net income per redeemable Class A ordinary share	$0.09	$—
Basic weighted average nonredeemable Class A and Class B ordinary shares outstanding(1)(2)	5,086,676	4,833,333
Basic net income (loss) per nonredeemable Class A and Class B ordinary share	$0.09	$(0.00)
Diluted weighted average redeemable Class A ordinary shares outstanding	2,701,370	—
Diluted net income per redeemable Class A ordinary share	$0.09	$—
Diluted weighted average nonredeemable Class A and Class B ordinary shares outstanding(1)(2)	5,086,676	4,833,333
Diluted net income (loss) per nonredeemable Class A and Class B ordinary share	$0.09	$(0.00)

(1)	On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares for no consideration. Subsequently on October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,693 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares. All shares and per share presentation have been retrospectively presented.

(2)	Excludes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of these financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM AUGUST 15, 2024 (INCEPTION) THROUGH

DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 15, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Insider shares issued to initial shareholders(1)(2)	—	—	5,558,333	556	24,444	—	25,000
Net loss	—	—	—	—	—	(84,721)	(84,721)

Balance – December 31, 2024	—	—	5,558,333	556	24,444	(84,721)	(59,721)
Sale of 339,964 Private Placement Units	339,964	34	—	—	1,013,059	—	1,013,093
Sale of 1,019,892 Restricted Class A Ordinary Shares	1,019,892	102	—	—	2,386,445	—	2,386,547
Fair value of rights included in Public Units	—	—	—	—	3,335,000	—	3,335,000
Forfeiture of Insider Shares	—	—	(725,000)	(73)	73	—	—
Allocated value of transaction costs to Restricted Class A Ordinary Shares and Private Placement Units	—	—	—	—	(170,076)	—	(170,076)
Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	(6,588,945)	(4,359,809)	(10,948,754)
Net income	—	—	—	—	—	729,121	729,121
Balance – December 31, 2025	1,359,856	$136	4,833,333	$483	$—	$(3,715,409)	$(3,714,790)

(1)	Subsequently on October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,692 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares. All shares and per share presentation have been retrospectively presented.

(2)	Includes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5) as of December 31, 2024. On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of these financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from August 15, 2024 (inception) through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$729,121	$(84,721)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating expense through promissory note – related party	32,675	10,420
Payment of formation cost through promissory note – related party	—	6,826
Operating costs applied to prepaid expenses contributed by Sponsor through promissory note – related party	—	33,475
Interest earned on investments held in Trust Account	(1,003,054)	—
Changes in operating assets and liabilities:
Related party receivable	(959,158)	(6,082)
Prepaid expenses	(58,831)	(3,693)
Prepaid insurance	(81,388)	—
Accrued expenses	28,762	32,675
Net Cash used in Operating Activities	(1,311,873)	(11,100)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(145,000,000)	—
Net cash used in Investing Activities	(145,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	143,200,000	—
Proceeds from sale of Private Placement Units	1,013,093	—
Proceeds from sale of Restricted shares	2,386,547	—
Proceeds due to Sponsor	2,555,308	—
Repayment of due to Sponsor	(2,549,640)	—
Proceeds from promissory note – related party	216,059	12,000
Repayment of promissory note - related party	(100,000)	—
Payment of offering costs	(409,494)	(900)
Net cash provided by Financing Activities	146,311,873	11,100

Net Change in Cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs included in accrued offering costs	$75,107	$111,142
Deferred offering costs paid via promissory note – related party	$50,275	$70,000
Deferred offering costs paid by shareholders in exchange for issuance of Class B ordinary shares	$—	$25,000
Prepaid expenses paid via promissory note – related party	$—	$33,475
Accretion of Class A ordinary shares to redemption value	$10,948,754	$—
Deferred underwriting fee payable	$4,350,000	$—
Forfeiture of Insider Shares	$73	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company is a blank check company incorporated in the Cayman Islands on August 15, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. The Company has been elected December 31 as its fiscal year end.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from August 15, 2024 (inception) through December 31, 2025, relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the Initial Public Offering and Private Placement (see Note 4).

The Company has two sponsors, Copley Square LLC and Northlake Partners Ltd. (the “Sponsors”). The managing member of Copley Square LLC is Copley Square Sponsor Limited (the “Copley managing member”). The registration statement for the Company’s IPO was declared effective on September 30, 2025. On October 24, 2025, the Company consummated the IPO of 14,500,000 units (the “Units”) at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $145,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 339,964 units (the “Private Placement Units”) and 1,019,892 Class A ordinary shares, par value $0.0001 per share, of the Company, which shares are subject to certain restrictions until the consummation of the initial Business Combination (each, a “restricted Class A ordinary share”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors and underwriters, generating gross proceeds of $3,399,640 (such sale of the Private Placement Units and the restricted Class A ordinary shares, the “Private Placement”).

Transaction costs amounted to $6,780,776, consisting of $1,800,000 of cash underwriting fee, $4,350,000 of deferred underwriting fee, and $630,776 of other offering costs.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will complete its initial Business Combination only if the post-transaction company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the Initial Public Offering on October 24, 2025, an amount of $145,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the Initial Public Offering and the sale of the Private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 18 months from the closing of the Initial Public Offering or up to 24 months (in the event the Company extend the period of time to consummate a business combination two times by an additional three months each time). or (B) with respect to any other provision relating to shareholder’s rights or pre-business combination activity and (iii) the redemption of all of public shares if the company are unable to complete their initial Business Combination within 18 months from the closing of the Initial Public Offering or up to one time, (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination by the full amount of time), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

On December 9, 2025, the Company announced that holders of the Company’s units may elect to separately trade the Class A ordinary shares and rights included in its units, commencing on or about December 15, 2025. The Class A ordinary shares and rights will trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “HAVA” and “HAVAR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “HAVAU.”

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption are accredited to the redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act.

The Company will have only 18 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination by the full amount of time) to complete its initial Business Combination, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any); and, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsors and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any insider shares, private shares, and any public shares held by them in connection with the completion of the initial business combination and to waive their redemption rights with respect to their insider shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company does not complete its initial business combination within 18 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination by the full amount of time) or (B) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity.

The Sponsors have agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s Sponsors have sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that that the Sponsors would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of December 31, 2025, the Company has a related party receivable of $965,240 and a working capital of $635,210. As of December 31, 2024, the Company had a related party receivable of $6,082 and a working capital deficit of $266,763. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the required period. The financial statement does not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

Related party receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such has no direct ownership of the account. Hence, the Company will record a related party receivable from in the amount of $965,240 and $6,082 as of December 31, 2025 and 2024, respectively, until such time the Company has direct access to the account.

Investments Held in Trust Account

As of December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. As of December 31, 2024, there were no assets held in the Trust Account. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to Class A ordinary shares. Offering costs allocated to Class A ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement rights were charged to shareholders’ deficit as public and private placement rights after management’s evaluation are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$145,000,000
Less:
Proceeds allocated to Public Rights	(3,335,000)
Class A ordinary shares subject to possible redemption issuance cost	(6,610,700)
Plus:
Accretion of carrying value to redemption value	10,948,754
Class A ordinary Shares subject to possible redemption, December 31, 2025	$146,003,054

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the Public Rights (including the full exercise of the Over-Allotment Option) and the Private Placement Right to purchase an aggregate of 1,483,996 Class A Ordinary Shares in the calculation of diluted income per share, because their issuance is contingent upon future events.

The Company has considered the effect of non-redeemable ordinary shares that were excluded from weighted average numbers as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Year Ended December 31, 2025		For the Period from August 15, 2024 (inception) through December 31, 2024
	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$252,904	$476,217	$—	$(84,721)
Denominator:
Weighted-average shares outstanding	2,701,370	5,086,676	—	4,833,333
Basic net income (loss) per ordinary share	$0.09	$0.09	$—	$(0.00)

	For the Year Ended December 31, 2025		For the Period from August 15, 2024 (inception) through December 31, 2024
	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$252,904	$476,217	$—	$(84,721)
Denominator:
Weighted-average shares outstanding	2,701,370	5,086,676	—	4,833,333
Diluted net income (loss) per ordinary share	$0.09	$0.09	$—	$(0.00)

Rights

The Company accounts for the Public and Private Placement Rights (as defined in Notes 3 and 4) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 24, 2025, the Company sold 14,500,000 Units at a purchase price of $10.00 per Unit for a total of $145,000,000. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A ordinary share and one right (the “Public Right”). Each Public Right entitles the holder thereof to receive one-tenth of one Class A ordinary share upon completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors purchased an aggregate of 339,964 Private Placement Units and 1,019,892 restricted Class A ordinary shares, par value $0.0001 per share, of the Company, which shares are subject to certain restrictions until the consummation of the initial Business Combination, at a price of $10.00 per Unit for an aggregate purchase price of $3,399,640. Of those 339,964 Private Placement Units purchased by the Sponsors, (i) 273,947 Private Placement Units was purchased by Copley Square LLC (among which, 116,501 Private Placement Units was purchased indirectly by the Copley managing member and 157,446 Private Placement Units was purchased indirectly by the Copley non-managing members), and (ii) 66,017 units were purchased by Northlake Partners Ltd. Among the 1,019,892 restricted Class A ordinary shares purchased by the Sponsors, (i) 764,892 restricted Class A ordinary shares was purchased by Copley Square LLC (among which, 450,000 restricted Class A ordinary shares was purchased indirectly by the Copley managing member and 314,892 restricted Class A ordinary shares wase purchased indirectly by the Copley non-managing members), and (ii) 255,000 restricted Class A ordinary shares was purchased by Northlake Partners Ltd. All of the proceeds the Company received from these purchases are placed in the Trust Account. Each Private Placement Unit will not be redeemable, transferable, assignable or salable by the Sponsors until the completion of its initial Business Combination (except to certain permitted transferees).

Pursuant to the private placement subscription agreements, the Sponsors have contractually agreed to waive certain voting and transfer rights of the restricted Class A ordinary shares until the consummation of the Business Combination. The Private Placement Units (and underlying securities) and the Restricted Class A ordinary shares have no redemption rights and will expire worthless if the Company fails to complete an initial business combination. The Private Placement Units are identical to the units sold in the Initial Public Offering. Each Private Placement Unit consists of one share of the Company’s Class A ordinary share (the “Private Placement Share”) and one right (the “Private Placement Right”). Each Private Placement Right entitles the holder thereof to receive one-tenth of one Class A ordinary share upon completion of the Company’s initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Insider Shares

On September 19, 2024, the Sponsor, Copley Square Sponsor Limited, acquired an aggregate of 7,187,500 shares of Class B ordinary shares of a par value of $0.0001 for an aggregate purchase price of $25,000, or approximately $0.003 per share, (the “insider shares”) from the Company. On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares it held and now holds 6,900,000. In addition, on September 16, 2025, Copley Square LLC transferred 2,438,546 Class B ordinary shares to Northlake Partners Ltd. at $0.0036 per share. On October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,692 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares (up to 725,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and per share presentations have been retrospectively presented. On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors in order for the Sponsors to maintain ownership of 25% of the Company’s issued and outstanding shares after the Initial Public Offering (without given effect to the sale of the private units and assuming the Company’s insiders do not purchase units in the Initial Public Offering).

The Private Placement Shares are identical to the Class A ordinary shares included in the Units being sold in the Initial Public Offering. However, the Company’s insiders have agreed, pursuant to written letter agreements with the Company, (A) to vote their insider shares and Private Placement shares (as well as any public shares acquired in or after the Initial Public Offering) in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association that would stop the Company’s public shareholders from converting or selling their insider shares and Private Placement shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete a Business Combination within 18 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination by the full amount of time) unless the Company provide dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Trust Account in connection with any such vote, (C) not to convert any insider shares and Private Placement shares (as well as any other shares acquired in or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholder’s rights or pre-business combination activity and (D) that the insider shares and Private Placement shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

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

Promissory Note — Related Party

On September 19, 2024, the Copley managing member has agreed to loan the Company up to $800,000 (the “Promissory Note”) to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2026 or (2) the date on which the Company consummates an initial public offering. The loan will be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. Up to the closing of the initial public offering, the Company had borrowed $431,730 under the Promissory Note. As of December 31, 2025 and 2024, the outstanding balance of the Promissory Note was $331,730 and $132,721, respectively. As of December 31, 2025, borrowings under the note are no longer available. The outstanding balance of the Promissory Note is due on demand as of December 31, 2025.

Due to Sponsors

As of December 31, 2025 and 2024, the Company had $5,668 and $0 due to Sponsors, respectively, representing proceeds received in advance from the Sponsors in excess of the required amount in connection with the private placement consummated simultaneously with the Initial Public Offering.

Related Party Receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such has no direct ownership of the account. Hence, the Company will record a related party receivable from in the amount of $965,240 and $6,082 as of December 31, 2025 and 2024, respectively, until such time the Company has direct access to the account.

Administrative Support Agreement

Commencing on September 30, 2025 through the earlier of consummation of the initial Business Combination and liquidation, an affiliate of the Sponsors shall be allowed to charge the Company up to $10,000 per month for the use of its offices, utilities and personnel. The insiders shall also be entitled to reimbursement from the Company for their out-of-pocket expenses incurred in connection with seeking and consummating a Business Combination. For the year ended December 31, 2025, the Company incurred $30,333 in fees for these services which were included in accrued expenses line in the accompanying balance sheets. For the year ended December 31, 2024, no expenses incurred for these services

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the Initial Public Offering if the funds not held in the Trust Account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the Working Capital Loans may be converted upon consummation of the Company’s Business Combination into working capital units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans will be repaid out of funds not held in the Trust Account, and only to the extent available. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

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

Registration and Shareholder Rights

The holders of the insider shares, Private Placement Units (including securities contained therein), restricted Class A ordinary shares, and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans are entitled to registration rights pursuant to a registration rights agreement signed subsequent to the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 2,175,000 Units solely to cover over-allotments, if any. On October 24, 2025, the underwriters informed the Company of its forfeiture of the over-allotment option to purchase the additional 2,175,000 Units.

The underwriters were entitled to a cash underwriting discount of $1,800,000, which was paid at the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to an amount equal to $0.30 multiplied by the number of public shares sold as part of the units in the Initial Public Offering, or $4,350,000, and will be paid at the closing of the initial Business Combination as deferred underwriting fee. If the Company does not complete its initial business combination within the time period required by its amended and restated memorandum and articles of association, the underwriters have agreed that (i) they will forfeit any rights or claims to their deferred underwriting discounts and commissions, including any accrued interest thereon, then in the Trust Account, and (ii) that the deferred underwriters’ discounts and commissions will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Share — The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with $0.0001 par value. At December 31, 2025 and 2024, there were 1,359,856 and none Class A ordinary shares issued or outstanding, excluding 14,500,000 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 90,000,000 shares of Class B ordinary shares with $0.0001 par value. On September 19, 2024, the Company issued an aggregate of 7,187,500 Insider shares to the Sponsor and executives for an aggregate purchase price of $25,000, at a per-share price of approximately $0.003 per share. On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares it held and now holds 6,900,000. In addition, on September 16, 2025, Copley Square LLC transferred 2,438,546 Class B ordinary shares to Northlake Partners Ltd. at $0.0036 per share. On October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,692 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares (up to 725,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and per share presentation have been retrospectively presented. On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors in order for the Sponsors to maintain ownership of 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any Units in the Initial Public Offering and excluding the Class A ordinary shares underlying the Placement Units). None of the Company’s insiders purchased Units in the Initial Public Offering. Such surrendered shares were cancelled by the Company.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-tenth of one Class A ordinary share underlying each right is entitled to upon consummation of the Business Combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, each holder of a right must hold rights in multiples of ten in order to receive shares for all of his, her or its Class A ordinary shares underlying the rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the Public Rights issued in the Initial Public Offering is $3,335,000, or $0.23 per Public Right. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

October 24, 2025
Implied share price	$9.08
Conversion ratio	10.00%
Probability of De-SPAC	26.00%
Lack of marketability discount	1.00%

At December 31, 2025, assets held in the Trust Account were comprised of $146,003,054 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2025, the Company did not withdraw any of interest earned on the Trust Account.

At December 31, 2024, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$146,003,054	$—

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

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

	December 31, 2025	December 31, 2024
Related party receivable	$965,240	$6,082
Investments held in Trust Account	$146,003,054	$—

	For the Year Ended December 31, 2025	For the Period from August 15, 2024 (inception) through December 31, 2024
Formation and operating costs	$273,933	$84,721
Interest earned on investments held in Trust Account	$1,003,054	$—

The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the accompanying statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated October 22, 2025, by and between the Company and the Representative. (incorporated herein by reference to Exhibit 1.1 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
3.1	Amended and Restated Memorandum and Articles of Association, dated September 26, 2025. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on September 25, 2025)
4.2	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on September 25, 2025)
4.3	Specimen Rights Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on September 25, 2025)
4.4	Rights Agreement, dated October 22, 2025, between the Company and CST, as rights agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
4.5*	Description of Securities.
10.1	Private Placement Units and Restricted Share Purchase Agreement, dated October 22, 2025, between the Company and Copley Square. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
10.2	Private Placement Units and Restricted Share Purchase Agreement, dated October 22, 2025, between the Company and Northlake Partners. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
10.3	Investment Management Trust Agreement, dated October 22, 2025, between the Company and CST, as trustee. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
10.4	Registration Rights Agreement, dated October 22, 2025, among the Company, the Sponsors, and certain officers and directors of the Company. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
10.5	Letter Agreement, dated October 22, 2025, among the Company, the Sponsors, and certain officers and directors of the Company. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
10.6	Indemnity Agreement, dated October 22, 2025, between the Company and each of the officers and directors of the Company. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
10.7	Administrative Agreement, dated October 22, 2025, between the Company and Copley Square. (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on October 27, 2025)
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14 to Form S-1 as filed with the Securities and Exchange Commission on September 25, 2025)
19.1*	Insider Trading Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy of the Registrant.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2026	HARVARD AVE ACQUISITION CORPORATION

	By:	/s/ Sung Hyuk Lee
		Name:	Sung Hyuk Lee
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sung Hyuk Lee	Chairman of the Board of Directors and Chief Executive Officer	March 26, 2026
Sung Hyuk Lee	(Principal Executive Officer)

/s/ Hoon Ji Choi	Director and Chief Financial Officer	March 26, 2026
Hoon Ji Choi	(Principal Financial and Accounting Officer)

/s/ Gary Dvorchak	Director	March 26, 2026
Gary Dvorchak

/s/ Benjamin Berry	Director	March 26, 2026
Benjamin Berry

/s/ Qing Tong	Director	March 26, 2026
Qing Tong