Form 10-Q
period 2026-03-31
Harvard Ave Acquisition Corp
filed 2026-05-08
CIK 2042460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

HARVARD AVE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

HARVARD AVE ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025

Assets:
Current assets:
Related party receivable	$867,711	$965,240
Prepaid expenses	69,770	62,524
Prepaid insurance	55,914	81,388
Total Current Assets	993,395	1,109,152

Non-current Assets
Investments held in Trust Account	147,300,237	146,003,054
Total Assets	$148,293,632	$147,112,206

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$116,115	$61,437
Accrued offering costs	75,107	75,107
Due to Sponsors	—	5,668
Promissory note – related party	328,910	331,730
Total Current Liabilities	520,132	473,942

Deferred underwriting fee payable	4,350,000	4,350,000
Total Liabilities	4,870,132	4,823,942

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 14,500,000 at a redemption value of $10.16 and $10.07 per share as of March 31, 2026 and December 31, 2025, respectively	147,300,237	146,003,054

Shareholders’ Deficit
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, 1,359,856 issued and outstanding, excluding 14,500,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025	136	136
Class B ordinary shares, $0.0001 par value, 90,000,000 shares authorized, 4,833,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025	483	483
Additional paid-in capital	—	—
Accumulated deficit	(3,877,356)	(3,715,409)
Total Shareholders’ Deficit	(3,876,737)	(3,714,790)
Total Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit	$148,293,632	$147,112,206

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Formation and operating costs	$161,947	$21,822
Loss from Operations	(161,947)	(21,822)

Other income:
Interest earned on investments held in Trust Account	1,297,183	—

Net Income (Loss)	$1,135,236	$(21,822)

Weighted average redeemable Class A ordinary shares outstanding	14,500,000	—
Basic and diluted net income per redeemable Class A ordinary share	$0.05	$—
Weighted average nonredeemable Class A and Class B ordinary shares outstanding (1)(2)	6,193,189	4,833,333
Basic and diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.05	$(0.00)

(1)	On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares for no consideration. Subsequently on October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,693 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares. All shares and per share presentation have been retrospectively presented.

(2)	Excludes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	1,359,856	$136	4,833,333	$483	$—	$(3,715,409)	$(3,714,790)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,297,183)	(1,297,183)

Net income	—	—	—	—	—	1,135,236	1,135,236
Balance – March 31, 2026	1,359,856	$136	4,833,333	$483	$—	$(3,877,356)	$(3,876,737)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,558,333	$556	$24,444	$(84,721)	$(59,721)

Net loss	—	—	—	—	—	(21,822)	(21,822)

Balance – March 31, 2025	—	$—	5,558,333	$556	$24,444	$(106,543)	$(81,543)

(1)	Includes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,135,236	$(21,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating expense through promissory note – related party	—	32,675
Interest earned on investments held in Trust Account	(1,297,183)	—
Changes in operating assets and liabilities:
Related party receivable	97,529	406
Prepaid expenses	(7,246)	923
Prepaid insurance	25,474	—
Accrued expenses	54,678	(32,675)
Net cash provided by (used in) Operating Activities	8,488	(20,493)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	138,818
Repayment of due to Sponsor	(5,668)
Repayment of promissory note - related party	(2,820)	—
Payment of offering costs	—	(118,325)
Net cash (used in) provided by Financing Activities	(8,488)	20,493

Net Change in Cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs included in accrued offering costs	$—	$2,049
Deferred offering costs paid via promissory note – related party	$—	$50,275
Accretion of Class A ordinary shares to redemption value	$1,297,183	$—

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 15, 2024 (inception) through March 31, 2026, relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the Initial Public Offering and Private Placement (see Note 4).

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

Upon the closing of the Initial Public Offering on October 24, 2025, an amount of $145,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the Initial Public Offering and the sale of the Private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 18 months from the closing of the Initial Public Offering or up to 24 months (in the event the Company extend the period of time to consummate a business combination two times by an additional three months each time). or (B) with respect to any other provision relating to shareholder’s rights or pre-business combination activity and (iii) the redemption of all of public shares if the company are unable to complete their initial Business Combination within 18 months from the closing of the Initial Public Offering or up to one time, (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination by the full amount of time), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

Going Concern Consideration

As of March 31, 2026, the Company has a related party receivable of $867,711 and  working capital of $473,263. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the required period. The unaudited financial statement does not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been   or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Related party receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such the Company has no direct ownership of the account. Hence, the Company recorded a related party receivable in the amount of $867,711 and $965,240 as of March 31, 2026 and December 31, 2025, respectively, until such time the Company has direct access to the account.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$145,000,000
Less:
Proceeds allocated to Public Rights	(3,335,000)
Class A ordinary shares subject to possible redemption issuance cost	(6,610,700)
Plus:
Accretion of carrying value to redemption value	10,948,754
Class A ordinary Shares subject to possible redemption, December 31, 2025	$146,003,054
Plus:
Accretion of carrying value to redemption value	1,297,183
Class A ordinary Shares subject to possible redemption, March 31, 2026	$147,300,237

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited financial statements and prescribes a recognition threshold and measurement process for unaudited financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

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

The calculation of diluted net income (loss) does not consider the effect of the Public Rights and the Private Placement Right to purchase an aggregate of 1,483,996 Class A Ordinary Shares in the calculation of diluted income per share, because their issuance is contingent upon future events.

The Company has considered the effect of non-redeemable ordinary shares that were excluded from weighted average numbers as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$795,475	$339,761	$—	$(21,822)
Denominator:
Weighted-average shares outstanding	14,500,000	6,193,189	—	6,000,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(0.00)

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 24, 2025, the Company sold 14,500,000 Units at a purchase price of $10.00 per Unit for a total of $145,000,000. Each Unit has an offering price of $10.00 and consists of one Class A ordinary share and one right (the “Public Right”). Each Public Right entitles the holder thereof to receive one-tenth of one Class A ordinary share upon completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination.

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

Pursuant to the private placement subscription agreements, the Sponsors have contractually agreed to waive certain voting and transfer rights of the restricted Class A ordinary shares until the consummation of the Business Combination. The Private Placement Units (and underlying securities) and the Restricted Class A ordinary shares have no redemption rights and will expire worthless if the Company fails to complete an initial Business Combination. The Private Placement Units are identical to the units sold in the Initial Public Offering. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Share”) and one right (the “Private Placement Right”). Each Private Placement Right entitles the holder thereof to receive one-tenth of one Class A ordinary share upon completion of the Company’s initial Business Combination.

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

Promissory Note — Related Party

On September 19, 2024, the Copley managing member has agreed to loan the Company up to $800,000 (the “Promissory Note”) to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2026 or (2) the date on which the Company consummates an initial public offering. The loan will be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Promissory Note was $328,910 and $331,730, respectively. As of March 31, 2026, outstanding balance of the Promissory Note is due on demand and borrowings under the note is no longer available.

Due to Sponsors

As of December 31, 2025, the Company had $5,668 due to Sponsors, representing proceeds received in advance from the Sponsors in excess of the required amount in connection with the private placement consummated simultaneously with the Initial Public Offering. In March 2026, the Company repaid $5,668 to the Sponsor, as a result of which, the due to Sponsors as of March 31, 2026 was $nil.

Related Party Receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such the Company has no direct ownership of the account. Hence, the Company recorded a related party receivable in the amount of $867,711 and $965,240 as of March 31, 2026 and December 31, 2025, respectively, until such time the Company has direct access to the account.

Administrative Support Agreement

Commencing on September 30, 2025 through the earlier of consummation of the initial Business Combination and liquidation, an affiliate of the Sponsors shall be allowed to charge the Company up to $10,000 per month for the use of its offices, utilities and personnel. The insiders shall also be entitled to reimbursement from the Company for their out-of-pocket expenses incurred in connection with seeking and consummating a Business Combination. For the three months ended March 31, 2026, the Company incurred $30,000 in fees for these services which were included in accrued expenses line in the accompanying balance sheets. For the three months ended March 31, 2025, no expenses incurred for these services.

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the Initial Public Offering if the funds not held in the Trust Account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the Working Capital Loans may be converted upon consummation of the Company’s Business Combination into working capital units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans will be repaid out of funds not held in the Trust Account, and only to the extent available. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Share — The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 1,359,856 Class A ordinary shares issued or outstanding, excluding 14,500,000 shares subject to possible redemption, respectively.

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

As of March 31, 2026 and December 31, assets held in the Trust Account were $147,300,237 and $146,003,054, respectively, consisted of money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2026, the Company did not withdraw any of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$147,300,237	$146,003,054

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Related party receivable	$867,711	$965,240
Investments held in Trust Account	$147,300,237	$146,003,054

	For the Three Months Ended March 31,
	2026	2025
Formation and operating costs	$161,947	$21,822
Interest earned on investments held in Trust Account	$1,297,183	$—

The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the accompanying unaudited statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited statements of operations and described within their respective disclosures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Harvard Ave Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to Copley Square LLC and Northlake Partners Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2026, as filed with the SEC on March 26, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 15, 2024 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the IPO, we generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of the public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

For the three months ended March 31, 2026, we had a net income of $1,135,236, which consisted of interest earned on investments held in Trust Account of $1,297,183, partially offset by formation and operating costs of $161,947.

For the three months ended March 31, 2025, we had a net loss of $21,822, which consisted primarily of formation and operating costs.

Liquidity and Capital Resources

For the three months ended March 31, 2026, net cash provided by operating activities was $8,488. Net income of $1,135,236 was offset by interest earned on investments held in Trust Account of $1,297,183. Changes in operating assets and liabilities, which provided $170,435 cash for operating activities.

For the three months ended March 31, 2025, net cash used in operating activities was $20,493. Net loss of $21,822 was offset by payment of operation costs through promissory note - related party of $32,675. Changes in operating assets and liabilities, which used $31,346 cash in operating activities.

For the three months ended March 31, 2026 and 2025, net cash used in investing activities was nil.

For the three months ended March 31, 2026, net cash used in financing activities was $8,488, which consists of repayment of due to Sponsors of $5,668 and repayment of promissory note - related party of $2,820.

For the three months ended March 31, 2025, net cash provided by financing activities was $20,493, which consists of proceeds from promissory note - related party of $138,818, partially offset by payment of offering costs of $118,325.

As of March 31, 2026, we had cash and investments held in the Trust Account of $147,300,237 (including approximately $2,300,237 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had a related party receivable of $867,711, which represents the cash held in our bank account, while the bank account is owned by a related party to the Sponsor, and as such we have no direct ownership of the account. We intend to use the funds held as related party receivable primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of such working capital loans may be convertible into working capital units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The units would be identical to the Private Placement Units.

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

Going Concern Consideration

As of March 31, 2026, the Company has a related party receivable of $867,711 and  working capital of $473,263. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the required period. The unaudited financial statements do not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsors $10,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

The underwriters were entitled to a cash underwriting discount of $1,800,000, which was paid at the closing of the IPO. Additionally, the underwriters were entitled to an amount equal to $0.30 multiplied by the number of public shares sold as part of the units in the Initial Public Offering, or $4,350,000, and will be paid at the closing of the initial Business Combination as deferred underwriting fee.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated October 22, 2025, relating to the IPO (File No. 333-284826), filed with the SEC on October 22, 2025 (the “Prospectus”), and our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) as filed with the SEC on March 26, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus and the Annual Report.

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

Harvard Ave Acquisition Corporation

Date: May 8, 2026	By:	/s/ Sung Hyuk Lee
Sung Hyuk Lee
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Hoon Ji Choi
Hoon Ji Choi
Chief Financial Officer (Principal Financial Officer)