Form 10-Q
period 2026-06-30
Harvard Ave Acquisition Corp
filed 2026-07-29
CIK 2042460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

HARVARD AVE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

HARVARD AVE ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025

Assets:
Current assets:
Related party receivable	$770,645	$965,240
Prepaid expenses	45,972	62,524
Prepaid insurance	30,914	81,388
Total Current Assets	847,531	1,109,152

Non-current Assets
Investments held in Trust Account	148,612,304	146,003,054
Total Assets	$149,459,835	$147,112,206

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$237,880	$61,437
Accrued offering costs	75,107	75,107
Due to Sponsors	—	5,668
Promissory note – related party	308,910	331,730
Total Current Liabilities	621,897	473,942

Deferred underwriting fee payable	4,350,000	4,350,000
Total Liabilities	4,971,897	4,823,942

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 14,500,000 at a redemption value of $10.25 and $10.07 per share as of June 30, 2026 and December 31, 2025, respectively	148,612,304	146,003,054

Shareholders’ Deficit
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, 1,359,856 issued and outstanding, excluding 14,500,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025	136	136
Class B ordinary shares, $0.0001 par value, 90,000,000 shares authorized, 4,833,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025	483	483
Additional paid-in capital	—	—
Accumulated deficit	(4,124,985)	(3,715,409)
Total Shareholders’ Deficit	(4,124,366)	(3,714,790)
Total Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit	$149,459,835	$147,112,206

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Formation and operating costs	$247,629	$42,348	$409,576	$64,170
Loss from Operations	(247,629)	(42,348)	(409,576)	(64,170)

Other income:
Interest earned on investments held in Trust Account	1,312,067	—	2,609,250	—

Net Income (Loss)	$1,064,438	$(42,348)	$2,199,674	$(64,170)

Weighted average redeemable Class A ordinary shares outstanding	14,500,000	—	14,500,000	—
Basic and diluted net income per redeemable Class A ordinary share	$0.05	$—	$0.11	$—
Weighted average nonredeemable Class A and Class B ordinary shares outstanding (1)(2)	6,193,189	4,833,333	6,193,189	4,833,333
Basic and diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.05	$(0.01)	$0.11	$(0.01)

(1)	On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares for no consideration. Subsequently on October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,693 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares. All shares and per share presentation have been retrospectively presented.

(2)	Excludes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	1,359,856	$136	4,833,333	$483	$—	$(3,715,409)	$(3,714,790)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,297,183)	(1,297,183)

Net income	—	—	—	—	—	1,135,236	1,135,236

Balance – March 31, 2026	1,359,856	136	4,833,333	483	—	(3,877,356)	(3,876,737)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,312,067)	(1,312,067)

Net income	—	—	—	—	—	1,064,438	1,064,438

Balance – June 30, 2026	1,359,856	$136	4,833,333	$483	$—	$(4,124,985)	$(4,124,366)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,558,333	$556	$24,444	$(84,721)	$(59,721)

Net loss	—	—	—	—	—	(21,822)	(21,822)

Balance – March 31, 2025	—	—	5,558,333	556	24,444	(106,543)	(81,543)

Net loss	—	—	—	—	—	(42,348)	(42,348)

Balance – June 30, 2025	—	$—	5,558,333	$556	$24,444	$(148,891)	$(123,891)

(1)	Includes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,199,674	$(64,170)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Payment of operating expense through promissory note – related party	—	32,675
Interest earned on investments held in Trust Account	(2,609,250)	—
Changes in operating assets and liabilities:
Related party receivable	194,595	(40,619)
Prepaid expenses	16,552	1,846
Prepaid insurance	50,474	—
Accrued expenses	176,443	8,525
Net cash provided by (used in) Operating Activities	28,488	(61,743)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	180,068
Repayment of due to Sponsor	(5,668)	—
Repayment of promissory note – related party	(22,820)	—
Payment of offering costs	—	(118,325)
Net cash (used in) provided by Financing Activities	(28,488)	61,743

Net Change in Cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs included in accrued offering costs	$—	$2,049
Deferred offering costs paid via promissory note – related party	$—	$50,275
Accretion of Class A ordinary shares to redemption value	$2,609,250	$—

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION BUSINESS OPERATIONS AND GOING CONCERN

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 15, 2024 (inception) through June 30, 2026, relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the Initial Public Offering and Private Placement (see Note 4).

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

Going Concern Consideration

As of June 30, 2026, the Company has a related party receivable of $770,645 and working capital of $225,634. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the required period. The unaudited financial statement does not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Related party receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such the Company has no direct ownership of the account. Hence, the Company recorded a related party receivable in the amount of $770,645 and $965,240 as of June 30, 2026 and December 31, 2025, respectively, until such time the Company has direct access to the account.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$145,000,000
Less:
Proceeds allocated to Public Rights	(3,335,000)
Class A ordinary shares subject to possible redemption issuance cost	(6,610,700)
Plus:
Accretion of carrying value to redemption value	10,948,754
Class A ordinary Shares subject to possible redemption, December 31, 2025	146,003,054
Plus:
Accretion of carrying value to redemption value	1,297,183
Class A ordinary Shares subject to possible redemption, March 31, 2026	147,300,237
Plus:
Accretion of carrying value to redemption value	1,312,067
Class A ordinary Shares subject to possible redemption, June 30, 2026	$148,612,304

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$745,866	$318,572	$—	$(42,348)	$1,541,342	$658,332	$—	$(64,170)
Denominator:
Weighted-average shares outstanding	14,500,000	6,193,189	—	4,833,333	14,500,000	6,193,189	—	4,833,333
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(0.01)	$0.11	$0.11	$—	$(0.01)

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

Promissory Note — Related Party

On September 19, 2024, the Copley managing member has agreed to loan the Company up to $800,000 (the “Promissory Note”) to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2026 or (2) the date on which the Company consummates an initial public offering. The loan will be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of June 30, 2026 and December 31, 2025, the outstanding balance of the Promissory Note was $308,910 and $331,730, respectively. As of June 30, 2026, outstanding balance of the Promissory Note is due on demand and borrowings under the note is no longer available.

Due to Sponsors

As of December 31, 2025, the Company had $5,668 due to Sponsors, representing proceeds received in advance from the Sponsors in excess of the required amount in connection with the private placement consummated simultaneously with the Initial Public Offering. In March 2026, the Company repaid $5,668 to the Sponsor, as a result of which, the due to Sponsors as of June 30, 2026 was $nil.

Related Party Receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such the Company has no direct ownership of the account. Hence, the Company recorded a related party receivable in the amount of $770,645 and $965,240 as of June 30, 2026 and December 31, 2025, respectively, until such time the Company has direct access to the account.

Administrative Support Agreement

Commencing on September 30, 2025 through the earlier of consummation of the initial Business Combination and liquidation, an affiliate of the Sponsors shall be allowed to charge the Company up to $10,000 per month for the use of its offices, utilities and personnel. The insiders shall also be entitled to reimbursement from the Company for their out-of-pocket expenses incurred in connection with seeking and consummating a Business Combination. For the three and six months ended June 30, 2026, the Company incurred $30,000 and 60,000 in fees for these services, respectively, which were included in accrued expenses line in the accompanying balance sheets. For the three and six months ended June 30, 2025, no expenses incurred for these services.

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the Initial Public Offering if the funds not held in the Trust Account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the Working Capital Loans may be converted upon consummation of the Company’s Business Combination into working capital units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans will be repaid out of funds not held in the Trust Account, and only to the extent available. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Share — The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with $0.0001 par value. As of June 30, 2026 and December 31, 2025, there were 1,359,856 Class A ordinary shares issued or outstanding, excluding 14,500,000 shares subject to possible redemption, respectively.

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

As of June 30, 2026 and December 31, 2025, assets held in the Trust Account were $148,612,304 and $146,003,054, respectively, consisted of money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2026, the Company did not withdraw any of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$148,612,304	$146,003,054

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

	June 30, 2026	December 31, 2025
Related party receivable	$770,645	$965,240
Investments held in Trust Account	$148,612,304	$146,003,054

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Formation and operating costs	$247,629	$42,348	$409,576	$64,170
Interest earned on investments held in Trust Account	$1,312,067	—	$2,609,250	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 15, 2024 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the IPO, we generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of the public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

For the three months ended June 30, 2026, we had a net income of $1,064,438, which consisted of interest earned on investments held in Trust Account of $1,312,067, partially offset by formation and operating costs of $247,629.

For the six months ended June 30, 2026, we had a net income of $2,199,674, which consisted of interest earned on investments held in Trust Account of $2,609,250, partially offset by formation and operating costs of $409,576.

For the three months ended June 30, 2025, we had a net loss of $42,348, which consisted primarily of formation and operating costs.

For the six months ended June 30, 2025, we had a net loss of $64,170, which consisted primarily of formation and operating costs.

Liquidity and Capital Resources

For the six months ended June 30, 2026, net cash provided by operating activities was $28,488. Net income of $2,199,674 was offset by interest earned on investments held in Trust Account of $2,609,250. Changes in operating assets and liabilities, which provided $438,064 cash for operating activities.

For the six months ended June 30, 2025, net cash used in operating activities was $61,743. Net loss of $64,170 was offset by payment of operation costs through promissory note - related party of $32,675. Changes in operating assets and liabilities, which used $30,248 of cash in operating activities.

For the six months ended June 30, 2026 and 2025, net cash used in investing activities was nil.

For the six months ended June 30, 2026, net cash used in financing activities was $28,488, which consists of repayment of due to Sponsors of $5,668 and repayment of promissory note - related party of $22,820.

For the six months ended June 30, 2025, net cash provided by financing activities was $61,743, which consists of proceeds from promissory note - related party of $180,068, partially offset by payment of offering costs of $118,325.

As of June 30, 2026, we had cash and investments held in the Trust Account of $148,612,304 (including approximately $3,612,304 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had a related party receivable of $770,645, which represents the cash held in our bank account, while the bank account is owned by a related party to the Sponsor, and as such we have no direct ownership of the account. We intend to use the funds held as related party receivable primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern Consideration

As of June 30, 2026, the Company has a related party receivable of $770,645 and working capital of $225,634. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the required period. The unaudited financial statements do not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026.

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

Harvard Ave Acquisition Corporation

Date: July 29, 2026	By:	/s/ Sung Hyuk Lee
Sung Hyuk Lee
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2026	By:	/s/ Hoon Ji Choi
Hoon Ji Choi
Chief Financial Officer (Principal Financial Officer)