Form 10-Q
period 2026-09-30
Harvard Ave Acquisition Corp
filed 2026-11-04
CIK 2042460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 3, 2026, there were 15,859,856 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 4,833,333 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HARVARD AVE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

HARVARD AVE ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025

Assets:
Current assets:
Related party receivable	$673,783	$965,240
Prepaid expenses	22,173	62,524
Prepaid insurance	5,914	81,388
Total Current Assets	701,870	1,109,152

Non-current Assets
Investments held in Trust Account	149,984,711	146,003,054
Total Assets	$150,686,581	$147,112,206

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$426,866	$61,437
Accrued offering costs	75,107	75,107
Due to Sponsors	—	5,668
Promissory note – related party	258,910	331,730
Total Current Liabilities	760,883	473,942

Deferred underwriting fee payable	4,350,000	4,350,000
Total Liabilities	5,110,883	4,823,942

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 14,500,000 at a redemption value of $10.34 and $10.07 per share as of September 30, 2026 and December 31, 2025, respectively	149,984,711	146,003,054

Shareholders’ Deficit
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, 1,359,856 issued and outstanding, excluding 14,500,000 shares subject to possible redemption as of September 30, 2026 and December 31, 2025	136	136
Class B ordinary shares, $0.0001 par value, 90,000,000 shares authorized, 4,833,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025	483	483
Additional paid-in capital	—	—
Accumulated deficit	(4,409,632)	(3,715,409)
Total Shareholders’ Deficit	(4,409,013)	(3,714,790)
Total Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit	$150,686,581	$147,112,206

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation and operating costs	$284,647	$32,542	$694,223	$96,712
Loss from Operations	(284,647)	(32,542)	(694,223)	(96,712)

Other income:
Interest earned on investments held in Trust Account	1,372,407	—	3,981,657	—

Net Income (Loss)	$1,087,760	$(32,542)	$3,287,434	$(96,712)

Weighted average redeemable Class A ordinary shares outstanding	14,500,000	—	14,500,000	—
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.05	$—	$0.16	$—
Weighted average nonredeemable Class A and Class B ordinary shares outstanding (1)(2)	6,193,189	4,833,333	6,193,189	4,833,333
Basic and diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.05	$(0.01)	$0.16	$(0.02)

(1)	On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares for no consideration. Subsequently on October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,693 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares. All shares and per share presentation have been retrospectively presented.

(2)	Excludes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	1,359,856	$136	4,833,333	$483	$—	$(3,715,409)	$(3,714,790)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,297,183)	(1,297,183)

Net income	—	—	—	—	—	1,135,236	1,135,236

Balance – March 31, 2026	1,359,856	136	4,833,333	483	—	(3,877,356)	(3,876,737)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,312,067)	(1,312,067)

Net income	—	—	—	—	—	1,064,438	1,064,438

Balance – June 30, 2026	1,359,856	136	4,833,333	483	—	(4,124,985)	(4,124,366)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,372,407)	(1,372,407)

Net income	—	—	—	—	—	1,087,760	1,087,760

Balance – September 30, 2026	1,359,856	$136	4,833,333	$483	$—	$(4,409,632)	$(4,409,013)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,558,333	$556	$24,444	$(84,721)	$(59,721)

Net loss	—	—	—	—	—	(21,822)	(21,822)

Balance – March 31, 2025	—	—	5,558,333	556	24,444	(106,543)	(81,543)

Net loss	—	—	—	—	—	(42,348)	(42,348)

Balance – June 30, 2025	—	—	5,558,333	556	24,444	(148,891)	(123,891)

Net loss	—	—	—	—	—	(32,542)	(32,542)

Balance – September 30, 2025	—	$—	5,558,333	$556	$24,444	$(181,433)	$(156,433)

(1)	Includes an aggregate of up to 725,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors and such surrendered shares were cancelled by the Company (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,287,434	$(96,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Payment of operating expense through promissory note – related party	—	32,675
Interest earned on investments held in Trust Account	(3,981,657)	—
Changes in operating assets and liabilities:
Related party receivable	291,457	(1,859,006)
Prepaid expenses	40,351	(17,330)
Prepaid insurance	75,474	—
Accrued expenses	365,429	(27,178)
Net cash provided by (used in) Operating Activities	78,488	(1,967,551)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	216,059
Advances from Sponsor	—	1,855,308
Repayment of due to Sponsor	(5,668)	—
Repayment of promissory note – related party	(72,820)	—
Payment of offering costs	—	(103,816)
Net cash (used in) provided by Financing Activities	(78,488)	1,967,551

Net Change in Cash	—	—
Cash, beginning of period	—	—
Cash, ending of period	—	—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs included in accrued offering costs	$—	$26,059
Deferred offering costs paid via promissory note – related party	$—	$50,275
Accretion of Class A ordinary shares to redemption value	$3,981,657	$—

The accompanying notes are an integral part of these unaudited financial statements.

HARVARD AVE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 15, 2024 (inception) through September 30, 2026, relates to the Company’s formation, initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company and negotiating for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the Initial Public Offering and Private Placement (see Note 4).

The Company has two sponsors, Copley Square LLC and Northlake Partners Ltd. (the “Sponsors”). The managing member of Copley Square LLC is Copley Square Sponsor Limited (the “Copley managing member”). The registration statement for the Company’s IPO was declared effective on September 30, 2025. On October 24, 2025, the Company consummated the IPO of 14,500,000 units (the “Units”) at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $145,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 339,964 units (the “Private Placement Units”) and 1,019,892 Class A ordinary shares, par value $0.0001 per share, of the Company, which shares are subject to certain restrictions until the consummation of the initial Business Combination (each, a “restricted Class A ordinary share”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors, generating gross proceeds of $3,399,640 (such sale of the Private Placement Units and the restricted Class A ordinary shares, the “Private Placement”).

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

Upon the closing of the Initial Public Offering on October 24, 2025, an amount of $145,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the Initial Public Offering and the sale of the Private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 18 months from the closing of the Initial Public Offering or up to 24 months (in the event the Company extend the period of time to consummate a business combination two times by an additional three months each time). or (B) with respect to any other provision relating to shareholder’s rights or pre-business combination activity and (iii) the redemption of all of public shares if the company are unable to complete their initial Business Combination within 18 months from the closing of the Initial Public Offering, (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination by the full amount of time), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The ordinary shares subject to redemption are accreted to the redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act.

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

The Sponsors have agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s Sponsors have sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that the Sponsors would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Business Combination Agreement

On September 25, 2026, the Company (or “HAVA”) entered into a business combination agreement (the “Business Combination Agreement”) with OAG Pipeline Technologies Inc., a Cayman Islands exempted company (“PubCo”), OAG Merger Sub I, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub I”), OAG Merger Sub II, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub II”), and OAG International Ltd, a Cayman Islands exempted company limited by shares (“OAG”).

Pursuant to the Business Combination Agreement, among other things, (i) Merger Sub I will merge with and into HAVA, with HAVA as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into OAG, with OAG as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”). Upon the consummation of the Transactions, each of HAVA and OAG will become a wholly-owned subsidiary of PubCo, and HAVA’s shareholders and OAG’s shareholders will receive ordinary shares, par value US$0.0001 per share, of PubCo (“PubCo Ordinary Shares”) as consideration and become the shareholders of PubCo. The closing dates of the First Merger and the Second Merger are hereinafter referred to as the “First Closing Date” and the “Second Closing Date,” respectively. The Company expects the PubCo Ordinary Shares to be listed and traded on the Nasdaq Stock Market LLC (“Nasdaq”) following the consummation of the Transactions.

Going Concern Consideration

As of September 30, 2026, the Company has a related party receivable of $673,783 and working capital deficit of $59,013. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the required period. The unaudited financial statement does not include any adjustments that might result from the Company’s inability to consummate the Business Combination to continue as a going concern.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Related party receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such the Company has no direct ownership of the account. Hence, the Company recorded a related party receivable in the amount of $673,783 and $965,240 as of September 30, 2026 and December 31, 2025, respectively, until such time the Company has direct access to the account.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$145,000,000
Less:
Proceeds allocated to Public Rights	(3,335,000)
Class A ordinary shares subject to possible redemption issuance cost	(6,610,700)
Plus:
Accretion of carrying value to redemption value	10,948,754
Class A ordinary Shares subject to possible redemption, December 31, 2025	146,003,054
Plus:
Accretion of carrying value to redemption value	1,297,183
Class A ordinary Shares subject to possible redemption, March 31, 2026	147,300,237
Plus:
Accretion of carrying value to redemption value	1,312,067
Class A ordinary Shares subject to possible redemption, June 30, 2026	148,612,304
Plus:
Accretion of carrying value to redemption value	1,372,407
Class A ordinary Shares subject to possible redemption, September 30, 2026	$149,984,711

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands law, the Company is not subject to income taxes. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

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

The calculation of diluted net income (loss) does not consider the effect of the Public Rights and the Private Placement Right to purchase an aggregate of 1,483,996 Class A Ordinary Shares in the calculation of diluted income (loss) per share, because their issuance is contingent upon future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$762,208	$325,552	$—	$(32,542)	$2,303,550	$983,884	$—	$(96,712)
Denominator:
Weighted-average shares outstanding	14,500,000	6,193,189	—	4,833,333	14,500,000	6,193,189	—	4,833,333
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(0.01)	$0.16	$0.16	$—	$(0.02)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors purchased an aggregate of 339,964 Private Placement Units and 1,019,892 restricted Class A ordinary shares, par value $0.0001 per share, of the Company, which shares are subject to certain restrictions until the consummation of the initial Business Combination, at a price of $10.00 per Unit for an aggregate purchase price of $3,399,640. Of those 339,964 Private Placement Units purchased by the Sponsors, (i) 273,947 Private Placement Units was purchased by Copley Square LLC (among which, 116,501 Private Placement Units was purchased indirectly by the Copley managing member and 157,446 Private Placement Units was purchased indirectly by the Copley non-managing members), and (ii) 66,017 units were purchased by Northlake Partners Ltd. Among the 1,019,892 restricted Class A ordinary shares purchased by the Sponsors, (i) 764,892 restricted Class A ordinary shares was purchased by Copley Square LLC (among which, 450,000 restricted Class A ordinary shares was purchased indirectly by the Copley managing member and 314,892 restricted Class A ordinary shares were purchased indirectly by the Copley non-managing members), and (ii) 255,000 restricted Class A ordinary shares was purchased by Northlake Partners Ltd. A portion of the proceeds the Company received from these purchases are placed in the Trust Account. Each Private Placement Unit will not be redeemable, transferable, assignable or salable by the Sponsors until the completion of its initial Business Combination (except to certain permitted transferees).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Insider Shares

On September 19, 2024, the Sponsor, Copley Square Sponsor Limited, acquired an aggregate of 7,187,500 shares of Class B ordinary shares of a par value of $0.0001 for an aggregate purchase price of $25,000, or approximately $0.003 per share, (the “insider shares”) from the Company. On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares it held and now holds 6,900,000. In addition, on September 16, 2025, Copley Square LLC transferred 2,438,546 Class B ordinary shares to Northlake Partners Ltd. at $0.0036 per share. On October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,693 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares (up to 725,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and per share presentations have been retrospectively presented. On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors in order for the Sponsors to maintain ownership of 25% of the Company’s issued and outstanding shares after the Initial Public Offering (without giving effect to the sale of the private units and assuming the Company’s insiders do not purchase units in the Initial Public Offering).

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

Promissory Note — Related Party

On September 19, 2024, the Copley managing member has agreed to loan the Company up to $800,000 (the “Promissory Note”) to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of (1) December 31, 2026 or (2) the date on which the Company consummates an initial public offering. The loan was to be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of September 30, 2026 and December 31, 2025, the outstanding balance of the Promissory Note was $258,910 and $331,730, respectively. As of September 30, 2026, outstanding balance of the Promissory Note was due on demand and borrowings under the note is no longer available.

Due to Sponsors

As of December 31, 2025, the Company had $5,668 due to Sponsors, representing proceeds received in advance from the Sponsors in excess of the required amount in connection with the private placement consummated simultaneously with the Initial Public Offering. In March 2026, the Company repaid $5,668 to the Sponsor, as a result of which, the due to Sponsors as of September 30, 2026 was $nil.

Related Party Receivable

The Company’s bank account is owned by a related party to the Sponsor, and as such the Company has no direct ownership of the account. Hence, the Company recorded a related party receivable in the amount of $673,783 and $965,240 as of September 30, 2026 and December 31, 2025, respectively, until such time the Company has direct access to the account.

Administrative Support Agreement

Commencing on September 30, 2025 through the earlier of consummation of the initial Business Combination and liquidation, an affiliate of the Sponsors shall be allowed to charge the Company up to $10,000 per month for the use of its offices, utilities and personnel. The insiders shall also be entitled to reimbursement from the Company for their out-of-pocket expenses incurred in connection with seeking and consummating a Business Combination. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 in fees for these services, respectively, which were included in accrued expenses line in the accompanying balance sheets. For the three and nine months ended September 30, 2025, the Company incurred $333 of administrative services fees which were included in accrued expenses line in the accompanying balance sheet.

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the Initial Public Offering if the funds not held in the Trust Account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the Working Capital Loans may be converted upon consummation of the Company’s Business Combination into working capital units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans will be repaid out of funds not held in the Trust Account, and only to the extent available. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Share — The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with $0.0001 par value. As of September 30, 2026 and December 31, 2025, there were 1,359,856 Class A ordinary shares issued or outstanding, excluding 14,500,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 90,000,000 shares of Class B ordinary shares with $0.0001 par value. On September 19, 2024, the Company issued an aggregate of 7,187,500 Insider shares to the Sponsor and executives for an aggregate purchase price of $25,000, at a per-share price of approximately $0.003 per share. On July 14, 2025, the Sponsor surrendered 287,500 Class B ordinary shares it held and now holds 6,900,000. In addition, on September 16, 2025, Copley Square LLC transferred 2,438,546 Class B ordinary shares to Northlake Partners Ltd. at $0.0036 per share. On October 22, 2025, Copley Square LLC surrendered 591,974 Class B ordinary shares it held, and Northlake Partners Ltd. surrendered 749,693 Class B ordinary shares it held, resulting in the Sponsors holding an aggregate of 5,558,333 insider shares (up to 725,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and per share presentation have been retrospectively presented. On October 24, 2025, the underwriters forfeited their over-allotment option to purchase up to an additional 2,175,000 Units. As a result of the over-allotment option forfeiture by the underwriters, 725,000 Class B ordinary shares of the Company were surrendered by the Sponsors in order for the Sponsors to maintain ownership of 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any Units in the Initial Public Offering and excluding the Class A ordinary shares underlying the Placement Units). None of the Company’s insiders purchased Units in the Initial Public Offering. Such surrendered shares were cancelled by the Company. As of September 30, 2026 and December 31, 2025, there were 4,833,333 Class B ordinary shares issued or outstanding.

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

As of September 30, 2026 and December 31, 2025, assets held in the Trust Account were $149,984,711 and $146,003,054, respectively, consisted of money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2026, the Company did not withdraw any of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$149,984,711	$146,003,054

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

	September 30, 2026	December 31, 2025
Related party receivable	$673,783	$965,240
Investments held in Trust Account	$149,984,711	$146,003,054

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation and operating costs	$284,647	$32,542	$694,223	$96,712
Interest earned on investments held in Trust Account	$1,372,407	—	$3,981,657	$—

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “HAVA” or the “Company” refer to Harvard Ave Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to Copley Square LLC and Northlake Partners Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Business Combination Agreement

On September 25, 2026, we entered into the Business Combination Agreement with PubCo, Merger Sub I, Merger Sub II, and OAG.

Pursuant to the Business Combination Agreement, among other things, (i) Merger Sub I will merge with and into HAVA, with HAVA as the surviving entity and a wholly-owned subsidiary of PubCo, and (ii) following the First Merger, Merger Sub II will merge with and into OAG, with OAG as the surviving entity and a wholly-owned subsidiary of PubCo. Upon the consummation of the Transactions, each of HAVA and OAG will become a wholly-owned subsidiary of PubCo, and HAVA’s shareholders and OAG’s shareholders will receive PubCo Ordinary Shares as consideration and become the shareholders of PubCo. The Company expects the PubCo Ordinary Shares to be listed and traded on Nasdaq following the consummation of the Transactions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 15, 2024 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the IPO, described below, and subsequent to the IPO, identifying a target company and negotiating for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the IPO, we generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of the public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

On October 24, 2025, we consummated the IPO of 14,500,000 Units at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $145,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 339,964 Private Placement Units and 1,019,892 Class A ordinary shares, par value $0.0001 per share at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors, generating gross proceeds of $3,399,640.

Following the IPO, the forfeiture of the over-allotment option, and the sale of the Private Placement Units, a total of $145,000,000 was placed in the Trust Account. We incurred $6,780,776 of transaction costs, consisting of $1,800,000 of cash underwriting fee, $4,350,000 of deferred underwriting fee, and $630,776 of other offering costs.

For the three months ended September 30, 2026, we had a net income of $1,087,760, which consisted of interest earned on investments held in Trust Account of $1,372,407, partially offset by formation and operating costs of $284,647.

For the nine months ended September 30, 2026, we had a net income of $3,287,434, which consisted of interest earned on investments held in Trust Account of $3,981,657, partially offset by formation and operating costs of $694,223.

For the three months ended September 30, 2025, we had a net loss of $32,542, which consisted of formation and operating costs.

For the nine months ended September 30, 2025, we had a net loss of $96,712, which consisted of formation and operating costs.

Liquidity and Going Concern

For the nine months ended September 30, 2026, net cash provided by operating activities was $78,488. Net income of $3,287,434 was offset by interest earned on investments held in Trust Account of $3,981,657. Changes in operating assets and liabilities, which provided $772,711 cash for operating activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $1,967,551. Net loss of $96,712 was offset by the payment of operating expenses through a promissory note issued to a related party of $32,675. Changes in operating assets and liabilities, which used $1,903,514 of cash in operating activities.

For the nine months ended September 30, 2026 and 2025, net cash used in investing activities was nil.

For the nine months ended September 30, 2026, net cash used in financing activities was $78,488, which consists of repayment of due to Sponsors of $5,668 and repayment of promissory note - related party of $72,820.

For the nine months ended September 30, 2025, net cash provided by financing activities was $1,967,551, which consists of proceeds from a promissory note issued to a related party of $216,059 and advances from the Sponsor for private placement of $1,855,308, partially offset by payment of offering costs of $103,816.

As of September 30, 2026, we had cash and investments held in the Trust Account of $149,984,711 (including approximately $4,984,711 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we have a related party receivable of $673,783, which represents the cash held in our bank account, while the bank account is owned by a related party to the Sponsor, and working capital deficit of $59,013. As a result, we may not have sufficient funds available to meet our operating expenses and other obligations as they become due prior to the completion of our Business Combination. We may need to obtain additional funding through loans or advances from our Sponsor, its affiliates or other third parties to fund our ongoing operations, including expenses associated with undertaking in-depth due diligence and negotiating a Business Combination. However, there can be no assurance that such additional funding will be available on commercially acceptable terms, or at all. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that our plans to consummate a Business Combination will be successful or successful within the required period. The unaudited financial statements do not include any adjustments that might result from our inability to consummate the Business Combination to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026. due to the material weakness in our internal controls as a result of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the identified material weaknesses, we have undertaken several initiatives to strengthen our internal controls:

1.	Segregation of Duties: We are reevaluating the allocation of responsibilities within our accounting and finance functions to improve segregation of duties, including implementing compensating controls where full segregation is impractical due to our small business environment.

2.	Documentation of Controls: We are developing and formalizing written documentation of our internal control policies and procedures, in compliance with the requirements of the Sarbanes-Oxley Act of 2002.

3.	Accounting Resources: We are augmenting our accounting resources by providing additional training to current personnel and engaging qualified third-party professionals to support the preparation, analysis, and review of financial information, particularly in areas involving complex accounting standards.

These remediation efforts are ongoing and will require time to fully implement and assess for effectiveness. Although we are committed to strengthening our internal controls, we cannot guarantee that these measures will entirely eliminate all material weaknesses or that additional issues will not arise in the future as accounting standards and industry practices continue to evolve.

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

Harvard Ave Acquisition Corporation

Date: November 4, 2026	By:	/s/ Sung Hyuk Lee
Sung Hyuk Lee
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Hoon Ji Choi
Hoon Ji Choi
Chief Financial Officer (Principal Financial Officer)

